Form 10-K
period 2023-12-31
DT Cloud Acquisition Corp
filed 2024-03-28
CIK 1944212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

DT CLOUD ACQUISITION CORPORATION

(Exact name of registrant guarantor as specified in its charter)

Cayman Islands	001-41967	N/A
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)

30 Orange Street London, United Kingdom	WC2H 7HF
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: +44 7918725316

N/A

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol:	Name of Each Exchange on Which Registered:
Units, each consisting of one ordinary share, $0.0001 par value, and one right to receive one-seventh (1/7) of one ordinary share	DYCQU	The Nasdaq Stock Market LLC
Ordinary shares included as part of the units	DYCQ	The Nasdaq Stock Market LLC
Rights included as part of the units	DYCQR	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The registrant’s units, each consisting of one ordinary share and one right to receive one-seventh (1/7) of one ordinary share, began trading on The Nasdaq Stock Market LLC (“Nasdaq”) on February 21, 2024. The ordinary shares and rights comprising the units will begin to trade separately on the 52nd day after February 20, 2024, unless the underwriters inform the registrant of their decision to allow earlier separate trading. As of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant’s securities were not publicly traded. Accordingly, there was no market value for the registrant’s voting and non-voting common equity held by non-affiliates on such date.

As of March 27, 2024, there were 1,828,500 ordinary shares, par value $0.0001 per share, 6,900,000 public units and 234,500 private units issued and outstanding.

Documents Incorporated by Reference: None.

CERTAIN TERMS

Unless otherwise stated in this Annual Report on Form 10-K (this “Report”), references to:

●	“we,” “us,” “our company” or “registrant” are to DT Cloud Acquisition Corporation;

●	“amended and restated memorandum and articles of association” are to our Amended and Restated Memorandum and Articles of Association, as currently in effect;

●	“Companies Act” are to the Companies Act (2023 Revision) of the Cayman Islands, as may be amended from time to time;

●	“Event” are to the situation that, if we enter into a business combination agreement within nine months after our initial public offering, we are entitled to an automatic three-month extension. As a result, we will have 12 months (or up to 24 months if we extend the period of time to consummate a business combination, as described in more detail in this Report) from the closing of our initial public offering to consummate our initial business combination;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“initial public offering” are to our initial public offering consummated on February 23, 2024;

●	“initial shareholders” are to all of our shareholders prior to our initial public offering, including all of our officers and directors to the extent they hold such shares;

●	“insider shares” are to the 1,725,000 ordinary shares held by our initial shareholders prior to our initial public offering;

●	“Investment Company Act” are to Investment Company Act of 1940, as amended;

●	“management” or our “management team” are to our executive officers and directors;

●	“PRC” or “China” are to the People’s Republic of China, and only in the context of describing the industry matters and the PRC laws, rules, regulations, regulatory authorities, and any PRC entities or citizens under such rules, laws and regulations and other legal or tax matters in this prospectus, excludes Taiwan, the Hong Kong Special Administrative Region and the Macau Special Administrative Region;

●	“private units” are to the units issued in a private placement simultaneously with the closing of our initial public offering;

●	“public shares” are to ordinary shares sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market);

●	“public shareholders” are to the holders of the public shares, whether they are purchased in the public offering or in the aftermarket, including any of our initial shareholders to the extent that they purchase such public shares (except that our initial shareholders will not have conversion or tender rights with respect to any public shares they own);

●	“public units” are to the units issued in our initial public offering to public shareholders;

●	“representative shares” are to the 103,500 ordinary shares issued to Brookline (and/or its designees) as a part of its representative compensation simultaneously with the closing of our initial public offering;

●	“rights” or “public rights” are to the rights which are being sold as part of the units in our initial public offering;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“sponsor” are to DT Cloud Capital Corp.;

●	“US Dollars” and “$” are to the legal currency of the United States; and

●	“U.S. Holder” are to a beneficial owner of units, ordinary shares or rights that is for U.S. federal income tax purposes (1) an individual citizen or resident of the United States; (2) a corporation (or other entity treated as a corporation for U.S. federal income tax purposes) that is created or organized (or treated as created or organized) in or under the laws of the United States, any state thereof or the District of Columbia; (3) an estate, the income of which is subject to U.S. federal income taxation regardless of its source; or (4) a trust if (a) a court within the United States is able to exercise primary supervision over the administration of the trust and one or more U.S. persons have the authority to control all substantial decisions of the trust, or (a) it has in effect, under applicable U.S. Treasury regulations, a valid election to be treated as a U.S. person.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Report may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Report may include, for example, statements about:

●	our ability to select an appropriate target business or businesses;

●	our ability to complete our initial business combination;

●	our expectations around the performance of a prospective target business or businesses;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses;

●	the ability of our officers and directors to generate a number of potential business combination opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

●	the trust account not being subject to claims of third parties; or

●	our financial performance following our initial public offering.

The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. These risks and others described under “Risk Factors” may not be exhaustive.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and developments in the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this Report. In addition, even if our results or operations, financial condition and liquidity, and developments in the industry in which we operate are consistent with the forward-looking statements contained in this Report, those results or developments may not be indicative of results or developments in subsequent periods.

SUMMARY OF RISK FACTORS

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Report, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. Such risks include, but are not limited to:

●	We are a newly formed blank check company with no operating history and no revenues, and accordingly, you will not have any basis on which to evaluate our ability to achieve our business objective.

●	If we are unable to consummate a business combination, our public shareholders may be forced to wait more than nine or 12 months (or up to 21 or 24 months, depending on the occurrence of the Event, if we have extended the period of time as described in this Report) before receiving liquidation distributions.

●	Unlike other blank check companies, we may extend the time to complete a business combination by up to twelve months without a shareholder vote or your ability to redeem your shares.

●	The requirement that we complete an initial business combination within a specific period of time may give potential target businesses leverage over us in negotiating our initial business combination and may limit the amount of time we have to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to consummate our initial business combination on terms that would produce value for our shareholders.

●	We may not be able to complete an initial business combination with a U.S. target company since such initial business combination may be subject to U.S. foreign investment regulations and review by a U.S. government entity, such as the Committee on Foreign Investment in the United States (“CFIUS”), or ultimately prohibited.

●	You will not be entitled to protections normally afforded to investors of blank check companies.

●	We may issue additional ordinary or preferred shares or debt securities to complete a business combination, which would reduce the equity interest of our shareholders and likely cause a change in control of our ownership.

●	We may be unable to obtain additional financing, if required, to complete a business combination or to fund the operations and growth of the target business, which could compel us to restructure or abandon a particular business combination.

●	If third parties bring claims against us, the proceeds held in trust could be reduced and the per-share redemption price received by shareholders may be less than $10.05.

●	Holders of rights will not have redemption rights if we are unable to complete an initial business combination within the required time period.

●	We have no obligation to net cash settle the rights.

●	Since we have not yet selected a particular industry or target business with which to complete a business combination, we are unable to currently ascertain the merits or risks of the industry or business in which we may ultimately operate.

●	The target business or businesses that we acquire must collectively have a fair market value equal to at least 80% of the balance of the funds in the trust account (less any deferred underwriting commissions and taxes payable on interest earned and less any interest earned thereon that is released to us) at the time of the execution of a definitive agreement for our initial business combination. Such requirement may limit the type and number of companies with which we may complete such a business combination.

●	Our ability to successfully effect a business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following a business combination. While we intend to closely scrutinize any individuals we engage after a business combination, we cannot assure you that our assessment of these individuals will prove to be correct.

●	Our officers and directors may not have significant experience or knowledge regarding the jurisdiction or industry of the target business we may seek to acquire.

●	Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following a business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

●	Our officers and directors will allocate their time to other businesses thereby potentially limiting the amount of time they devote to our affairs. This conflict of interest could have a negative impact on our ability to consummate our initial business combination.

●	Our officers and directors have pre-existing fiduciary and contractual obligations and accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

●	Nasdaq may delist our securities from trading on its exchange which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

●	We may effect a business combination with a company located outside of the United States and if we do, we would be subject to a variety of additional risks that may negatively impact our business operations and financial results.

●	Given the PRC government’s potential oversight and discretion over the conduct of our directors’ and officers’ search for a target company, the PRC government may intervene or influence our operations at any time, which could result in a material change in our search for a target business and/or the value of the securities we are registering. Changes in the policies, regulations, rules, and the enforcement of laws of the PRC may be adopted quickly with little advance notice and could have a significant impact upon our ability to operate.

●	The PRC government has indicated its intent to intervene in or influence a PRC company’s business operations at any time or to exert more oversight and control over offerings conducted overseas and foreign investment in China-based issuers. This could result in a material change in a PRC company’s business operations post-business combination and/or the value of its securities. Additionally, governmental and regulatory interference could significantly limit or completely hinder a target company’s ability to offer or continue to offer securities to investors post-business combination and cause the value of such securities to significantly decline or be worthless.

PART I

Item 1. Business

Overview

We are a blank check company incorporated in the Cayman Islands on July 7, 2022 as an exempted company with limited liability. We were formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination with one or more businesses or entities, which we refer to as a “target business.”

In August 2022, an aggregate of 1,725,000 insider shares were issued to our initial shareholders, for an aggregate purchase price of $25,000, or approximately $0.01 per share.

On February 23, 2024, we consummated the initial public offering of 6,900,000 units, which includes the exercise in full by the underwriters of their over-allotment option to purchase up to an additional 900,000 units on February 21, 2024. Each unit consists of one ordinary share and one right. Each seven rights entitle the holder thereof to receive one ordinary share at the closing of a business combination. The units were sold at an offering price of $10.00 per unit, generating gross proceeds of $69,000,000. Simultaneously with the closing of our initial public offering on February 23, 2024, we consummated the private placement with DT Cloud Capital Corp., our sponsor, of 234,500 units at a price of $10.00 per private unit, generating total gross proceeds of $2,345,000. As of February 23, 2024, a total of $69,345,000 of the net proceeds from our initial public offering and the private placement were deposited in a trust account established for the benefit of our public stockholders at Morgan Stanley, with Continental Stock Transfer & Trust Company, acting as trustee.

Our units are listed on The Nasdaq Global Market and began trading under the ticker symbol “DYCQU” on February 21, 2024. Once the securities comprising the units begin separate trading, the ordinary share and rights are expected to be listed on Nasdaq under the symbols “DYCQ” and “DYCQR,” respectively.

Our efforts to identify a prospective target business will not be limited to a particular industry or geographic location. Our management team is actively seeking out potential opportunities to pursue a business combination. Completion of an initial business combination is subject to, among other things, the negotiation and execution of a definitive agreement providing for the transaction, satisfaction of the closing conditions included therein and approval of the transaction by our shareholders. Accordingly, there can be no assurance that a definitive agreement will be entered into or that the proposed transaction will be consummated in the near term. Nevertheless, we are confident that we will be able to find a target business that will meet expectations. We intend to capitalize on the strengths and experiences of our management team to select, acquire and form a business combination that has a competitive advantage in their core business and is positioned to bring in high returns and long-term sustainable growth.

Competitive Strengths

Our management team is led by Mr. Shaoke Li, who has almost over a decade of combined deal-making and investment experience. Our mission is to unlock value for our shareholders by identifying an acquisition target in any sectors with growth potential. Given the diversified experience of our management team, we believe we have significant resources to identify, diligence, and structure transactions that would benefit all shareholders. We could also get deal sources from our sponsor, or affiliates of our sponsor. Our competitive strengths include the following:

Deep Experience of Operating Partners

We believe that our ability to leverage the experience of the management team, which comprise executives of different companies across multiple sectors and industries, will provide us a distinct advantage in being able to source, evaluate and consummate an attractive transaction.

Proprietary Sourcing Channels and Leading Industry Relationships

We believe the capabilities and connections associated with our management team, in combination with our sponsor and our strategic and operating partners, will provide us with a differentiated pipeline of acquisition opportunities. We expect these sourcing capabilities will be further bolstered by our reputation and deep industry relationships.

Track Record of Investment Experience

We believe that our management’s track record of identifying and sourcing transactions positions us well to appropriately evaluate potential business combinations and select one that will be well received by the public markets.

Execution and Structuring Capability

Our combined expertise and reputation will allow us to source and complete transactions possessing structural attributes that create an attractive investment thesis. These types of transactions are typically complex and require creativity, industry knowledge and expertise, rigorous due diligence, and extensive negotiations and documentation. We believe that by focusing our investment activities on these types of transactions, we are able to generate investment opportunities that have attractive risk/reward profiles based on their valuations and structural characteristics.

Acquisition Strategy and Investment Criteria

Our efforts to identify a prospective target business will not be limited to any particular industry or geographic region. Our acquisition strategy is to:

●	leverage our management team’s operational expertise, successful deal experience, and extensive knowledge in a broad sector horizon to effectively and efficiently seek acquisition opportunities and may pursue targets in, any industry or geography.

●	leverage the unique combination of proven deal execution capabilities, extensive relationship networks and professional investment track record of our sponsor and management team’s extensive experience with listed companies, capital market transactions and investing in companies across a wide range of sectors.

●	focus our search for a target company that has compelling economics, potential for high recurring revenue, a defensible market position, and successful management teams that are seeking access to the public capital markets.

●	generate attractive returns and create value for our shareholders by applying a disciplined strategy of identifying attractive investment opportunities that could benefit from the addition of capital, management expertise and strategic insights.

●	identify an opportunity where our management team’s expertise could effect a positive transformation of the existing business to improve the overall value propositions while maximizing shareholder value.

●	identify companies that are under-performing their potential due to a temporary period of dislocation in the markets.

●	source initial business combination opportunities through the extensive networks of our management team, sponsor and their affiliates, including seasoned executives and operators, private equity investors, lenders, attorneys and family offices, that we believe will provide our management team with a robust flow of acquisition opportunities.

Our management team has decades of combined experience setting and implementing strategies to grow revenues and improve profitability, including: helping to develop growth initiatives; developing capital allocation strategies; reducing expenses to increase earnings or to redeploy capital into more beneficial initiatives; pursuing add-on acquisitions and divestitures; engaging in capital markets and other financing or restructuring activities; evaluating, changing or enhancing management when appropriate; and crafting other initiatives.

To execute our business strategy, we intend to:

●	utilize our management team’s extensive network of company owners, management teams, financial intermediaries and others to identify appropriate candidates for a possible business combination;

●	conduct rigorous research and analysis of various industries and companies to identify promising potential targets;

●	conduct a rigorous and thorough due diligence review of one or more targets, including an analysis of overall industry and competitive conditions and of company specific information, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspections of facilities, competitor analysis and reviews of operational, financial and business and other information, among others, in the evaluation process to ensure a high-quality potential target;

●	utilize our established deal execution experiences to better understand the competing priorities among stakeholders and creatively structure transaction terms to reach a transaction agreement beneficial to all parties;

●	identify under-exploited expansion opportunities overlooked by other companies where complexity or urgency mask hidden value and complete a business combination at an attractive price in terms of intrinsic value and future potential;

●	implement a business plan that we believe will accelerate growth and provide the company with flexibility both financially and operationally; and

●	seek further strategic opportunities in the form of acquisitions, divestitures or other transactions in order to enhance shareholder value.

Consistent with our business strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses. We intend to use these criteria and guidelines in evaluating acquisition opportunities, but we may decide to enter into our initial business combination with a target business that does not meet these criteria and guidelines:

●	Established businesses: We will seek to acquire one or more businesses or assets that have a history of, or potential for, strong, stable cash flow generation, with predictable and recurring revenue streams.

●	Generates stable free cash flow: We will seek to acquire a business that has historically generated, or has the near-term potential to generate, strong and sustainable free cash flow.

●	Growth opportunities through capital investment: We intend to seek candidates who will benefit from additional capital investment through a business combination.

●	Strong management teams with a proven track record: We intend to seek candidates who have strong management teams with a proven track record of driving revenue growth, enhancing profitability and generating strong free cash flow. We will seek to partner with potential target’s management team and expect that the operating and financial abilities of our management and board will help potential target companies to unlock opportunities for future growth and enhanced profitability.

●	Benefit from being a public company: We intend to pursue a business combination with a company that we believe will benefit from being publicly traded and can effectively utilize the broader access to capital and public profile that are associated with being a publicly traded company.

●	Unique benefit from our capabilities: We will seek to acquire a business where the collective capabilities of our management and sponsor can be leveraged to tangibly improve the operations and market position of the target.

●	Risk-adjusted return: We intend to acquire one or more companies that we believe can offer attractive risk-adjusted return on investments for our shareholders.

Status as a Public Company

We believe our structure will make us an attractive business combination partner to prospective target businesses. As an existing public company, we will offer a target business an alternative to the traditional initial public offering. We believe that target businesses will favor this alternative, which we believe is less expensive, while offering greater certainty of execution than a traditional initial public offering. During an initial public offering, there are typically expenses incurred in marketing, which would be costlier than a business combination with us. Furthermore, once a proposed business combination is approved by our shareholders (if applicable) and the transaction is consummated, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions that could prevent the offering from occurring. Once public, we believe the target business would have greater access to capital and additional means of creating management incentives that are better aligned with shareholders’ interests than it would as a private company. It can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented management.

Financial Position

With the funds held in our trust account, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third-party financing and there can be no assurance it will be available to us.

Effecting Our Initial Business Combination

General

We are not presently engaged in, and we will not engage in, any substantive commercial business for an indefinite period of time following our initial public offering. We intend to utilize cash derived from the proceeds of our initial public offering and the private placement of private units, our share capital, debt or a combination of these in effecting a business combination. Although substantially all of the net proceeds of our initial public offering and the private placement of private units are intended to be applied generally toward effecting a business combination as described in this Report, the proceeds are not otherwise being designated for any more specific purposes. Accordingly, investors in our initial public offering are investing without first having an opportunity to evaluate the specific merits or risks of any one or more business combinations. A business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, loss of voting control and compliance with various U.S. Federal and state securities laws. In the alternative, we may seek to consummate a business combination with a company that may be in its early stages of development or growth. While we may seek to effect simultaneous business combinations with more than one target business, we will probably have the ability, as a result of our limited resources, to effect only a single business combination.

We are actively seeking out a target business

Our efforts to identify a prospective target business will not be limited to a particular industry or geographic location. Our management team is actively seeking out potential opportunities to pursue a business combination. Completion of an initial business combination is subject to, among other things, the negotiation and execution of a definitive agreement providing for the transaction, satisfaction of the closing conditions included therein and approval of the transaction by our shareholders. Accordingly, there can be no assurance that a definitive agreement will be entered into or that the proposed transaction will be consummated in the near term. Nevertheless, we are confident that we will be able to find a target business that will meet expectations. We intend to capitalize on the strengths and experiences of our management team to select, acquire and form a business combination that has a competitive advantage in their core business and is positioned to bring in high returns and long-term sustainable growth.

Subject to the limitations that a target business have a fair market value of at least 80% of the balance in the trust account (excluding any deferred underwriting discounts and commissions and taxes payable on the income earned on the trust account) at the time of the execution of a definitive agreement for our initial business combination, as described below in more detail, we will have virtually unrestricted flexibility in identifying and selecting a prospective acquisition candidate. We have not established any other specific attributes or criteria (financial or otherwise) for prospective target businesses. Accordingly, there is no basis for investors in our initial public offering to evaluate the possible merits or risks of the target business with which we may ultimately complete a business combination. To the extent we effect a business combination with a company or an entity in its early stage of development or growth, including entities without established records of sales or earnings, we may be affected by numerous risks inherent in the business and operations of early stage or potential emerging growth companies. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

Sources of target businesses

We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and other members of the financial community. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings which will not commence until after the completion of our initial public offering. These sources may also introduce us to target businesses they think we may be interested in on an unsolicited basis, since many of these sources will have read this Report and know what types of businesses we are targeting. Our officers and directors, as well as their respective affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. In no event, however, will any of our existing officers, directors, special advisors or initial shareholders, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the consummation of a business combination (regardless of the type of transaction). If we decide to enter into a business combination with a target business that is affiliated with our officers, directors or initial shareholders, we will do so only if we have obtained an opinion from an independent investment banking firm that the business combination is fair to our unaffiliated shareholders from a financial point of view. However, as of the date of this Report, there is no affiliated entity that we consider a business combination target.

Selection of a target business and structuring of a business combination

Subject to the limitations that a target business have a fair market value of at least 80% of the balance in the trust account (excluding any deferred underwriting discounts and commissions and taxes payable on the income earned on the trust account) at the time of the execution of a definitive agreement for our initial business combination, as described below in more detail, our management will have virtually unrestricted flexibility in identifying and selecting a prospective target business. We have not established any other specific attributes or criteria (financial or otherwise) for prospective target businesses.

We believe such factors will be important in evaluating prospective target businesses, regardless of the location or industry in which such target business operates. However, this list is not intended to be exhaustive. Furthermore, we may decide to enter into a business combination with a target business that does not meet these criteria and guidelines.

Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management in effecting a business combination consistent with our business objective. In evaluating a prospective target business, we will conduct an extensive due diligence review which will encompass, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial and other information which is made available to us. This due diligence review will be conducted either by our management or by unaffiliated third parties we may engage, although we have no current intention to engage any such third parties.

The time and costs required to select and evaluate a target business and to structure and complete the business combination cannot presently be ascertained with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in a loss to us and reduce the amount of capital available to otherwise complete a business combination.

Fair market value of target business

Pursuant to the Nasdaq listing rules, the target business or businesses that we acquire must collectively have a fair market value equal to at least 80% of the balance of the funds in the trust account (excluding any deferred underwriting discounts and commissions and taxes payable on the income earned on the trust account) at the time of the execution of a definitive agreement for our initial business combination, although we may acquire a target business whose fair market value significantly exceeds 80% of the trust account balance. We currently anticipate structuring a business combination to acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure a business combination where we merge directly with the target business or where we acquire less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital of a target. In this case, we could acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our issued and outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, only the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test, assuming that we obtain and maintain a listing for our securities on Nasdaq. In order to consummate such an acquisition, we may issue a significant amount of our debt or equity securities to the sellers of such businesses and/or seek to raise additional funds through a private offering of debt or equity securities. As of the date of this Report, we have not entered into any such fund-raising arrangement and have no current intention of doing so.

The fair market value of the target business will be determined by our board of directors based upon one or more standards generally accepted by the financial community (such as actual and potential sales, earnings, cash flow and/or book value). If our board is not able to independently determine that the target business has a sufficient fair market value, we will obtain an opinion from an unaffiliated, independent investment banking firm, or another independent entity that commonly renders valuation opinions on the type of target business we are seeking to acquire, with respect to the satisfaction of such criteria. We will not be required to obtain an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions on the type of target business we are seeking to acquire, as to the fair market value if our board of directors independently determines that the target business complies with the 80% threshold.

We will not be required to comply with the 80% fair market value requirement if we are delisted from Nasdaq. If Nasdaq delists our securities from trading on its exchange after our initial public offering, we would not be required to satisfy the fair market value requirement described above and could complete a business combination with a target business having a fair market value substantially below 80% of the balance in the trust account.

Lack of business diversification

Our business combination must be with a target business or businesses that collectively satisfy the minimum valuation standard at the time of such acquisition, as discussed above, although this process may entail the simultaneous acquisitions of several operating businesses at the same time. Therefore, at least initially, the prospects for our success may be entirely dependent upon the future performance of a single business. Unlike other entities which may have the resources to complete several business combinations of entities operating in multiple industries or multiple areas of a single industry, it is probable that we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. By consummating a business combination with only a single entity, our lack of diversification may:

●	subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business combination; and

●	result in our dependency upon the performance of a single operating business or the development or market acceptance of a single or limited number of products, processes or services.

If we determine to simultaneously acquire several businesses and such businesses are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other acquisitions, which may make it more difficult for us, and delay our ability, to complete the business combination. With multiple acquisitions, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business.

Limited ability to evaluate the target business’ management

Although we intend to scrutinize the management of a prospective target business when evaluating the desirability of effecting a business combination, we cannot assure you that our assessment of the target business’ management will prove to be correct. In addition, we cannot assure you that the future management will have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of our officers and directors, if any, in the target business following a business combination cannot presently be stated with any certainty. While it is possible that some of our key personnel will remain associated in senior management or advisory positions with us following a business combination, it is unlikely that they will devote their full-time efforts to our affairs subsequent to a business combination. Moreover, they would only be able to remain with the company after the consummation of a business combination if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for them to receive compensation in the form of cash payments and/or our securities for services they would render to the company after the consummation of the business combination. While the personal and financial interests of our key personnel may influence their motivation in identifying and selecting a target business, their ability to remain with the company after the consummation of a business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. Additionally, our officers and directors may not have significant experience or knowledge relating to the operations of the particular target business.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that any such additional managers we do recruit will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Shareholders may not have the ability to approve an initial business combination

In connection with any proposed business combination, we will either (1) seek shareholder approval of our initial business combination at a meeting called for such purpose at which public shareholders may seek to convert their public shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable) or (2) provide our public shareholders with the opportunity to sell their public shares to us by means of a tender offer (and thereby avoid the need for a shareholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), in each case subject to the limitations described herein. Notwithstanding the foregoing, our initial shareholders have agreed, pursuant to written letter agreements with us, not to convert any public shares held by them into their pro rata share of the aggregate amount then on deposit in the trust account. If we determine to engage in a tender offer, such tender offer will be structured so that each shareholder may tender any or all of his, her or its public shares rather than some pro rata portion of his, her or its shares. The decision as to whether we will seek shareholder approval of a proposed business combination or will allow shareholders to sell their shares to us in a tender offer will be made by us based on a variety of factors such as the timing of the transaction, or whether the terms of the transaction would otherwise require us to seek shareholder approval. If we so choose and we are legally permitted to do so, we have the flexibility to avoid a shareholder vote and allow our shareholders to sell their shares pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act which regulate issuer tender offers. In that case, we will file tender offer documents with the SEC which will contain substantially the same financial and other information about the initial business combination as is required under the SEC’s proxy rules. We will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 upon such consummation and, solely if we seek shareholder approval, a majority of the issued and outstanding ordinary shares voted are voted in favor of the business combination.

We chose our net tangible asset threshold of $5,000,001 to ensure that we would avoid being subject to Rule 419 promulgated under the Securities Act. However, if we seek to consummate an initial business combination with a target business that imposes any type of working capital closing condition or requires us to have a minimum amount of funds available from the trust account upon consummation of such initial business combination, our net tangible asset threshold may limit our ability to consummate such initial business combination (as we may be required to have a lesser number of shares converted or sold to us) and may force us to seek third party financing which may not be available on terms acceptable to us or at all. As a result, we may not be able to consummate such initial business combination and we may not be able to locate another suitable target within the applicable time period, if at all.

We have nine months (or up to 21 months if we extend the period of time to consummate a business combination, as described in more detail in this Report) from the closing of our initial public offering to consummate our initial business combination. However, if we enter into a business combination agreement within nine months after our initial public offering, we are entitled to an automatic three-month extension. As a result, we will have 12 months (or up to 24 months if we extend the period of time to consummate a business combination, as described in more detail in this Report) from the closing of our initial public offering to consummate our initial business combination (the “Event”). Public shareholders may therefore have to wait nine or 12 months from the closing of our initial public offering (or up to 21 or 24 months if we have extended the period of time as described in this Report and depending on the occurrence of the Event) in order to be able to receive a pro rata share of the trust account.

Our initial shareholders and our officers and directors have agreed (1) to vote any ordinary shares owned by them in favor of any proposed business combination, (2) not to convert any ordinary shares in connection with a shareholder vote to approve a proposed initial business combination and (3) not sell any ordinary shares in any tender in connection with a proposed initial business combination.

None of our officers, directors, initial shareholders or their affiliates has indicated any intention to purchase units or ordinary shares in our initial public offering or from persons in the open market or in private transactions (other than the private units). However, if we hold a meeting to approve a proposed business combination and a significant number of shareholders vote, or indicate an intention to vote, against such proposed business combination, our officers, directors, initial shareholders or their affiliates could make such purchases in the open market or in private transactions in order to influence the vote. Notwithstanding the foregoing, our officers, directors, initial shareholders and their affiliates will not make purchases of ordinary shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 promulgated under the Exchange Act, which are rules designed to stop potential manipulation of a company’s share. In addition, our officers, directors, initial shareholders and their affiliates would structure such purchases to be in compliance with the requirements of Rule 14e-5 under the Exchange Act, including, in pertinent part, through adherence to the following:

●	our registration statement/proxy statement filed for our business combination transaction would disclose the possibility that our sponsor, directors, officers, advisors or their affiliates may purchase shares from public stockholders outside the redemption process, along with the purpose of such purchases;

●	if our sponsor, directors, officers, advisors or their affiliates were to purchase shares from public stockholders, they would do so at a price no higher than the price offered through our redemption process;

●	our registration statement/proxy statement filed for our business combination transaction would include a representation that any of our securities purchased by our sponsor, directors, officers, advisors or their affiliates would not be voted in favor of approving the business combination transaction;

●	our sponsor, directors, officers, advisors or their affiliates would not possess any redemption rights with respect to our securities or, if they do acquire and possess redemption rights, they would waive such rights; and

●	we would disclose in a Form 8-K, before our security holder meeting to approve the business combination transaction, the following material items:

○	the amount of our securities purchased outside of the redemption offer by our sponsor, directors, officers, advisors or their affiliates, along with the purchase price;

○	the purpose of the purchases by our sponsor, directors, officers, advisors or their affiliates;

○	the impact, if any, of the purchases by our sponsor, directors, officers, advisors or their affiliates on the likelihood that the business combination transaction will be approved;

○	the identities of company security holders who sold to our sponsor, directors, officers, advisors or their affiliates (if not purchased on the open market) or the nature of company security holders (e.g., 5% security holders) who sold to our sponsor, directors, officers, advisors or their affiliates; and

○	the number of company securities for which we received redemption requests pursuant to its redemption offer

Ability to extend the time to complete a business combination

If we anticipate that we may not be able to consummate our initial business combination within nine or 12 months, we may, but are not obligated to, extend the period of time to consummate a business combination twelve times by an additional one month each time (for a total of up to 21 or 24 months to complete a business combination depending on the occurrence of the Event). Public shareholders will not be offered the opportunity to vote on or redeem their shares in connection with any such extension. Pursuant to the terms of our amended and restated memorandum and articles of association and the trust agreement entered into between us and Continental Stock Transfer & Trust Company on February 20, 2024, in order to extend the time available for us to consummate our initial business combination, our insiders or their affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the trust account for each one-month extension of $207,000 ($0.03 per share), on or prior to the date of the applicable deadline. The insiders will receive a non-interest-bearing, unsecured promissory note equal to the amount of any such deposit that will not be repaid in the event that we are unable to close a business combination unless there are funds available outside the trust account to do so. Such notes would either be paid upon consummation of our initial business combination, or, at the lender’s discretion, converted upon consummation of our business combination into additional private units at a price of $10.00 per unit. Our shareholders have approved the issuance of the private units upon conversion of such notes, to the extent the holder wishes to so convert such notes at the time of the consummation of our initial business combination. In the event that we receive notice from our insiders five days prior to the applicable deadline of their intent to effect an extension, we intend to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, we intend to issue a press release the day after the applicable deadline announcing whether or not the funds had been timely deposited. Our insiders and their affiliates or designees are not obligated to fund the trust account to extend the time for us to complete our initial business combination. To the extent that some, but not all, of our insiders, decide to extend the period of time to consummate our initial business combination, such insiders (or their affiliates or designees) may deposit the entire amount required. Any notes issued pursuant to these loans would be in addition to any notes issued pursuant to working capital loans made to us.

Conversion and tender rights

At any meeting called to approve an initial business combination, public shareholders may seek to convert their public shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account, less any taxes then due but not yet paid. Notwithstanding the foregoing, our initial shareholders have agreed, pursuant to written letter agreements with us, not to convert any public shares held by them into their pro rata share of the aggregate amount then on deposit in the trust account. The redemption rights will be effected under our amended and restated memorandum and articles of association and Cayman Islands law as redemptions. If we hold a meeting to approve an initial business combination, a holder will always have the ability to vote against a proposed business combination and not seek conversion of its shares.

Alternatively, if we engage in a tender offer, each public shareholder will be provided the opportunity to sell his public shares to us in such tender offer. The tender offer rules require us to hold the tender offer open for at least 20 business days. Accordingly, this is the minimum amount of time we would need to provide holders to determine whether they want to sell their public shares to us in the tender offer or remain an investor in our company.

Our initial shareholders, officers and directors will not have redemption rights with respect to any ordinary shares owned by them, directly or indirectly, whether acquired prior to our initial public offering or purchased by them in our initial public offering or in the aftermarket.

We may also require public shareholders, whether they are a record holder or hold their shares in “street name,” to either tender their certificates (if any) to our transfer agent or to deliver their shares to the transfer agent electronically using Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option, at any time at or prior to the vote on the business combination. Once the shares are converted by the holder, and effectively redeemed by us under Cayman Islands law, the share registrar in the Cayman Islands will then update our register of members to reflect all conversions. The proxy solicitation materials that we will furnish to shareholders in connection with the vote for any proposed business combination will indicate whether we are requiring shareholders to satisfy such delivery requirements. Accordingly, a shareholder will have from the time our proxy statement is mailed through the vote on the business combination to deliver his shares if he wishes to seek to exercise his redemption rights. Under our amended and restated memorandum and articles of association, we are required to provide at least 10 days’ advance notice of any shareholder meeting, which would be the minimum amount of time a shareholder would have to determine whether to exercise redemption rights. As a result, if we require public shareholders who wish to convert their ordinary shares into the right to receive a pro rata portion of the funds in the trust account to comply with the foregoing delivery requirements, holders may not have sufficient time to receive the notice and deliver their shares for conversion. Accordingly, investors may not be able to exercise their redemption rights and may be forced to retain our securities when they otherwise would not want to.

There is a nominal cost associated with this tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $45 and it would be up to the broker whether or not to pass this cost on to the converting holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated. However, in the event we require shareholders seeking to exercise redemption rights to deliver their shares prior to the consummation of the proposed business combination and the proposed business combination is not consummated, this may result in an increased cost to shareholders.

Any request to convert or tender such shares once made, may be withdrawn at any time up to the vote on the proposed business combination or expiration of the tender offer. Furthermore, if a holder of a public share delivered its certificate in connection with an election of their conversion or tender and subsequently decides prior to the vote on the business combination or the expiration of the tender offer not to elect to exercise such rights, it may simply request that the transfer agent return the certificate (physically or electronically).

If the initial business combination is not approved or completed for any reason, then our public shareholders who elected to exercise their conversion or tender rights would not be entitled to convert their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any shares delivered by public holders.

Redemption of public shares and liquidation of trust account if no business combination

If we do not complete a business combination within nine or 12 months (or up to 21 or 24 months, if we extend the time to complete a business combination as described in this Report and depending on the occurrence of the Event) from the closing of our initial public offering, our amended and restated memorandum and articles of association provides that we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (2) and (3), to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

However, if we anticipate that we may not be able to consummate our initial business combination within nine or 12 months, our sponsor may, but is not obligated to cause our Company to extend the period of time to consummate a business combination twelve times by an additional one month each time (for a total of up to 21 or 24 months to complete a business combination and depending on the occurrence of the Event). Pursuant to the terms of our amended and restated memorandum and articles of association and the trust agreement entered into between us and Continental Stock Transfer & Trust Company, LLC on February 20, 2024, in order to extend the time available for us to consummate our initial business combination, our sponsor, upon five days advance notice prior to the applicable deadline, must deposit into the trust account for each one-month extension $207,000 ($0.03 per share in either case), on or prior to the date of the applicable deadline. The insiders or their affiliates or designees will receive a non-interest-bearing, unsecured promissory note equal to the amount of any such deposit that will not be repaid in the event that we are unable to close a business combination unless there are funds available outside the trust account to do so. Such notes would either be paid upon consummation of our initial business combination, or, at the lender’s discretion, converted upon consummation of our business combination into additional private units at a price of $10.00 per unit.

In the event that we receive notice from our insiders five days prior to the applicable deadline of their intent to effect an extension, we intend to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, we intend to issue a press release the day after the applicable deadline announcing whether or not the funds had been timely deposited. Our insiders and their affiliates or designees are not obligated to fund the trust account to extend the time for us to complete our initial business combination. To the extent that some, but not all, of our insiders, decide to extend the period of time to consummate our initial business combination, such insiders (or their affiliates or designees) may deposit the entire amount required. If we are unable to consummate our initial business combination within such time period, we will, as promptly as possible but not more than ten business days thereafter, redeem 100% of our outstanding public shares for a pro rata portion of the funds held in the trust account, including a pro rata portion of any interest earned on the funds held in the trust account and not necessary to pay our taxes, then seek to liquidate and dissolve. However, we may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of our public shareholders. In the event of our liquidation and subsequent dissolution, the public rights will expire and will be worthless.

The amount in the trust account will be treated as funds distributable under the Companies Act provided that immediately following the date on which the proposed distribution is proposed to be made, we are able to pay our debts as they fall due in the ordinary course of business. If we are forced to liquidate the trust account, we anticipate that we would distribute to our public shareholders the amount in the trust account calculated as of the date that is two days prior to the distribution date (including any accrued interest net of taxes payable). Prior to such distribution, we would be required to assess all claims that may be potentially brought against us by our creditors for amounts they are actually owed and make provision for such amounts, as creditors take priority over our public shareholders with respect to amounts that are owed to them. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our shareholders could potentially be liable for any claims of creditors to the extent of distributions received by them as an unlawful payment in the event we enter an insolvent liquidation. Furthermore, while we will seek to have all vendors and service providers (which would include any third parties we engaged to assist us in any way in connection with our search for a target business) and prospective target businesses execute agreements with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the trust account, there is no guarantee that they will execute such agreements. Nor is there any guarantee that, even if such entities execute such agreements with us, they will not seek recourse against the trust account or that a court would conclude that such agreements are legally enforceable.

Each of our initial shareholders and our officers and directors have agreed to waive their respective rights to participate in any liquidation of our trust account or other assets with respect to the insider shares and private units and to vote their insider shares, private shares in favor of any dissolution and plan of distribution which we submit to a vote of shareholders. There will be no distribution from the trust account with respect to our rights, which will expire worthless.

If we are unable to complete an initial business combination and expend all of the net proceeds of our initial public offering, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the initial per-share redemption price from the trust account would be $10.05.

The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would be prior to the claims of our public shareholders. Although we will seek to have all vendors, including lenders for money borrowed, prospective target businesses or other entities we engage execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account, including but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with a claim against our assets, including the funds held in the trust account. If any third party refused to execute an agreement waiving such claims to the monies held in the trust account, we would perform an analysis of the alternatives available to us if we chose not to engage such third party and evaluate if such engagement would be in the best interest of our shareholders if such third party refused to waive such claims. Examples of possible instances where we may engage a third party that refused to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a provider of required services willing to provide the waiver. In any event, our management would perform an analysis of the alternatives available to it and would only enter into an agreement with a third party that did not execute a waiver if management believed that such third party’s engagement would be significantly more beneficial to us than any alternative. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason.

Our sponsor has agreed that if we liquidate the trust account prior to the consummation of a business combination, it will be liable to pay debts and obligations to target businesses or vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us in excess of the net proceeds of our initial public offering not held in the trust account, but only to the extent necessary to ensure that such debts or obligations do not reduce the amounts in the trust account and only if such parties have not executed a waiver agreement. However, we cannot assure you that it will be able to satisfy those obligations if it is required to do so. Accordingly, the actual per-share redemption price could be less than $10.05 due to claims of creditors. Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return to our public shareholders at least $10.05 per share.

Competition

In identifying, evaluating and selecting a target business, we may encounter intense competition from other entities having a business objective similar to ours. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there may be numerous potential target businesses that we could acquire with the net proceeds of our initial public offering, our ability to compete in acquiring certain sizable target businesses may be limited by our available financial resources.

The following also may not be viewed favorably by certain target businesses:

●	our obligation to seek shareholder approval of a business combination or obtain the necessary financial information to be sent to shareholders in connection with such business combination may delay or prevent the completion of a transaction;

●	our obligation to redeem public shares held by our public shareholders may reduce the resources available to us for a business combination;

●	Nasdaq may require us to file a new listing application and meet its initial listing requirements to maintain the listing of our securities following a business combination;

●	our outstanding rights and the potential future dilution they represent;

●	our obligation to pay the deferred underwriting discounts and commissions to the underwriters upon consummation of our initial business combination;

●	our obligation to either repay or issue units upon conversion of up to $300,000 of working capital loans that may be made to us by our initial shareholders, officers, directors or their affiliates;

●	our obligation to register the resale of the insider shares, as well as the private units (and underlying securities) and any securities issued to our initial shareholders, officers, directors or their affiliates upon conversion of working capital loans; and

●	the impact on the target business’ assets as a result of unknown liabilities under the securities laws or otherwise depending on developments involving us prior to the consummation of a business combination.

Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. Our management believes, however, that our status as a public entity and potential access to the United States public equity markets may give us a competitive advantage over privately held entities having a similar business objective as ours in acquiring a target business with significant growth potential on favorable terms.

If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from competitors of the target business. We cannot assure you that, subsequent to a business combination, we will have the resources or ability to compete effectively.

Facilities

We maintain our principal executive office at 30 Orange Street, London, United Kingdom, WC2H 7HF.

Employees

We have two executive officers. These individuals are not obligated to devote any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs. The amount of time they will devote in any time period will vary based on whether a target business has been selected for the business combination and the stage of the business combination process the company is in. Accordingly, once management locates a suitable target business to acquire, they will spend more time investigating such target business and negotiating and processing the business combination (and consequently spend more time to our affairs) than they would prior to locating a suitable target business. We presently expect our executive officers to devote such amount of time as they reasonably believe is necessary to our business (which could range from only a few hours a week while we are trying to locate a potential target business to a majority of their time as we move into serious negotiations with a target business for a business combination). We do not intend to have any full-time employees prior to the consummation of a business combination.

Periodic Reporting and Audited Financial Statements

We have registered our units, ordinary shares and rights under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual report will contain financial statements audited and reported on by our independent registered public accountants.

We will provide shareholders with audited financial statements of the prospective target business as part of any proxy solicitation sent to shareholders to assist them in assessing the target business. In all likelihood, the financial information included in the proxy solicitation materials will need to be prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) or international financial reporting standards as issued by the International Accounting Standards Board (“IFRS”), depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) (the “PCAOB”). The financial statements may also be required to be prepared in accordance with U.S. GAAP for the Form 8-K announcing the closing of an initial business combination, which would need to be filed within four business days thereafter. We cannot assure you that any particular target business identified by us as a potential acquisition candidate will have the necessary financial information. To the extent that this requirement cannot be met, we may not be able to acquire the proposed target business.

We will be required to provide a report of management on our internal control over financial reporting pursuant to the Sarbanes-Oxley Act beginning for the fiscal year ending December 31, 2024. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

We filed a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

We are a newly incorporated blank check company formed in the Cayman Islands as an exempted company with limited liability. As an exempted company, we received a tax exemption undertaking from the Cayman Islands government that, in accordance with section 6 of the Tax Concessions Act (2018 Revision) of the Cayman Islands, for a period of 20 years from the date of the undertaking, no law which is enacted in the Cayman Islands imposing any tax to be levied on profits, income, gains or appreciations shall apply to us or our operations and, in addition, that no tax to be levied on profits, income, gains or appreciations or which is in the nature of estate duty or inheritance tax shall be payable (1) on or in respect of our shares, debentures or other obligations or (2) by way of the withholding in whole or in part of a payment of dividend or other distribution of income or capital by us to our shareholders or a payment of principal or interest or other sums due under a debenture or other obligation of us. Our shareholders have no additional liability for the company’s liabilities over and above the amount paid for their shares. We were formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination with one or more businesses or entities, which we refer to as a “target business.”

We are an emerging growth company as defined in in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile. We will remain such for up to five years. However, we issue our non-convertible debt within a three-year period or our total revenues exceed $1.235 billion or the market value of our ordinary shares that are held by non-affiliates exceeds $700 million on the last day of the second fiscal quarter of any given fiscal year, we would cease to be an emerging growth company as of the following fiscal year. As an emerging growth company, we have elected, under Section 107(b) of the JOBS Act, to take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates exceeds $250 million as of the prior June 30, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates exceeds $700 million as of the prior June 30.

Item 1A. Risk Factors

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Report, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

Risks Relating to Our Search for, and Consummation of or Inability to Consummate a Business Combination

If we are unable to consummate a business combination, our public shareholders may be forced to wait more than nine or 12 months (or up to 21 or 24 months if we have extended the period of time as described in this Report, depending on the occurrence of the Event) before receiving liquidation distributions.

We will have nine or 12 months from the consummation of our initial public offering in which to complete a business combination (or up to 21 or 24 months if we have extended the period of time as described in this Report, depending on the occurrence of the Event). We have no obligation to return funds to investors prior to such date unless we consummate a business combination prior thereto and only then in cases where investors have sought to convert their shares. Only after the expiration of this full time period will public shareholders be entitled to liquidation distributions if we are unable to complete a business combination. Accordingly, investors’ funds may be unavailable to them until after such date and to liquidate your investment, you may be forced to sell your securities potentially at a loss.

Unlike other blank check companies, we may extend the time to complete a business combination by up to 12 months without a shareholder vote or your ability to redeem your shares.

We will have until nine or 12 months from the closing of our initial public offering to consummate an initial business combination, depending on the occurrence of the Event. However, unlike other similarly structured blank check companies, if we anticipate that we may not be able to consummate our initial business combination within nine or 12 months, we may extend the period of time to consummate a business combination up to twelve times, each by an additional one month (for a total of up to 21 or 24 months to complete a business combination, depending on the occurrence of the Event). Pursuant to the terms of our amended and restated certificate of incorporation and the trust agreement entered into between us and Continental Stock Transfer & Trust Company on the date of this Report, in order to extend the time available for us to consummate our initial business combination, our sponsor or its affiliates or designees, upon ten days advance notice prior to the applicable deadline, must deposit into the trust account $207,000 ($0.03 per share) on or prior to the date of the applicable deadline, for each one-month extension (or up to an aggregate of $2,484,000) (assuming no business combination agreement is entered into). Public shareholders will not be offered the opportunity to vote on or redeem their shares in connection with any such extension.

The requirement that we complete an initial business combination within a specific period of time may give potential target businesses leverage over us in negotiating our initial business combination and may limit the amount of time we have to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to consummate our initial business combination on terms that would produce value for our shareholders.

We have nine or 12 months from the consummation of our initial public offering to complete an initial business combination (or up to 21 or 24 months if we have extended the period of time as described in this Report, depending on the occurrence of the Event). Any potential target business with which we enter into negotiations concerning a business combination will be aware of this requirement. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete a business combination with that particular target business, we may be unable to complete a business combination with any other target business. This risk will increase as we get closer to the time limits referenced above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

Our ability to consummate an attractive business combination may be impacted by the market for initial public offerings.

If the market for initial public offerings is limited, we believe there will be more attractive target businesses open to consummating an initial business combination with us as a means to achieve publicly held status. Alternatively, if the market for initial public offerings is robust, we believe that there will be fewer attractive target businesses amenable to consummating an initial business combination with us to become a public reporting company. Accordingly, during periods with strong public offering markets, it may be more difficult for us to complete an initial business combination.

As the number of special purpose acquisition companies increases, there may be more competition to find an attractive target for an initial business combination. This could increase the costs associated with completing our initial business combination and may result in our inability to find a suitable target for our initial business combination.

In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many companies have entered into business combinations with special purpose acquisition companies, and there are still many special purpose acquisition companies seeking targets for their initial business combination, as well as many additional special purpose acquisition companies currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, effort and resources to identify a suitable target for an initial business combination.

In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find a suitable target for and/or complete our initial business combination.

We may not be able to complete an initial business combination with a U.S. target company since such initial business combination may be subject to U.S. foreign investment regulations and review by a U.S. government entity, such as the Committee on Foreign Investment in the United States (“CFIUS”), or ultimately prohibited.

Infinity-Star Holdings Limited, a British Virgin Islands company, and Mr. Ip Ping Ki, hold 20% and 80%, respectively, of the outstanding shares of DT Cloud Capital Corp, our sponsor. Mr. Ip Ping Ki is a Macau passport holder, and he is an 80% shareholder of our sponsor. Our sponsor currently owns approximately 21.9% of our issued and outstanding ordinary shares following the closing of our initial public offering. Certain companies requiring federally issued licenses in the United States, such as broadcasters and airlines, may be subject to rules or regulations that limit foreign ownership. In addition, CFIUS is an interagency committee authorized to review certain transactions involving foreign investment in the United States by foreign persons in order to determine the effect of such transactions on the national security of the United States. Therefore, because we may be considered a “foreign person” under such rules and regulations, we could be subject to foreign ownership restrictions and/or CFIUS review if our proposed business combination is with a U.S. target company engaged in a regulated industry or which may affect national security. The jurisdictional scope of CFIUS was expanded by the Foreign Investment Risk Review Modernization Act of 2018 (“FIRRMA”), to include certain non-passive, non-controlling investments in sensitive U.S. businesses and certain acquisitions of real estate even with no underlying U.S. business. FIRRMA, and subsequent implementing regulations that are now in force, also subject certain categories of investments to mandatory filings. Therefore, if our potential initial business combination with a U.S. target company falls within the scope of foreign ownership restrictions, we may be unable to consummate a business combination with such target company. In addition, if our potential business combination falls within CFIUS’s jurisdiction, we may be required to make a mandatory filing or determine to submit a voluntary notice to CFIUS, or to proceed with the initial business combination without notifying CFIUS and risk CFIUS intervention, before or after closing the initial business combination. CFIUS may decide to block or delay our initial business combination, impose conditions to mitigate national security concerns with respect to such initial business combination or order us to divest all or a portion of a U.S. business of the combined company were we to proceed without first obtaining CFIUS clearance. The foreign ownership limitations, and the potential impact of a CFIUS review, may limit the attractiveness of a transaction with us or prevent us from pursuing certain initial business combination opportunities that we believe would otherwise be beneficial to us and our shareholders. As a result, the pool of potential targets with which we could complete an initial business combination may be limited and we may be adversely affected in terms of competing with other special purpose acquisition companies that do not have similar foreign ownership issues.

Moreover, the process of government review, whether by CFIUS or otherwise, could be lengthy. Because we have only a limited time to complete our initial business combination (nine or 12 months, or up to 21 or 24 months, depending on the occurrence of the Event, and if we extend the time to complete a business combination as described elsewhere in this Report), our failure to obtain any required approvals within the requisite time period may require us to liquidate. If we liquidate, our public shareholders may only receive $10.05 per share initially or 100.5% of the gross proceeds from the offering, and our rights will expire worthless. This will also cause you to lose any potential investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company.

We may be unable to obtain additional financing, if required, to complete a business combination or to fund the operations and growth of the target business, which could compel us to restructure or abandon a particular business combination.

Since we have not yet identified any prospective target business, we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of our initial public offering prove to be insufficient, either because of the size of the business combination, the depletion of the available net proceeds in search of a target business, or the obligation to convert into cash (or purchase in any tender offer) a significant number of shares from dissenting shareholders, we will be required to seek additional financing. Such financing may not be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, if we consummate a business combination, we may require additional financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after a business combination.

If third parties bring claims against us, the proceeds held in trust could be reduced and the per-share redemption price received by shareholders may be less than $10.05.

Our placing of funds in trust may not protect those funds from third party claims against us. Although we will seek to have all vendors and service providers we engage and prospective target businesses we negotiate with execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, they may not execute such agreements. Furthermore, even if such entities execute such agreements with us, they may seek recourse against the monies held in the trust account. A court may not uphold the validity of such agreements. Accordingly, the proceeds held in trust could be subject to claims which could take priority over those of our public shareholders. If we liquidate the trust account before the completion of a business combination, our sponsor has agreed that it will be liable to ensure that the proceeds in the trust account are not reduced by the claims of target businesses or claims of vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us and which have not executed a waiver agreement. However, it may not be able to meet such obligation. Therefore, the per-share redemption price from the trust account in such a situation may be less than $10.05, plus interest, due to such claims.

Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, or if we otherwise enter compulsory or court supervised liquidation, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the trust account, we may not be able to return to our public shareholders at least $10.05 per share.

Our shareholders may be held liable for claims by third parties against us to the extent of distributions received by them.

If we are forced to enter into an insolvent liquidation, any distributions received by shareholders could be viewed as an unlawful payment if it was proved that immediately following the date on which the distribution was made, we were unable to pay our debts as they fall due in the ordinary course of business. As a result, a liquidator could seek to recover all amounts received by our shareholders. Furthermore, our directors may be viewed as having breached their fiduciary duties to us or our creditors and/or may have acted in bad faith, and thereby exposing themselves and our company to claims, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons. We and our directors and officers who knowingly and willfully authorized or permitted any distribution to be paid out of our share premium account while we were unable to pay our debts as they fall due in the ordinary course of business would be guilty of an offence and may be liable to a fine and to imprisonment for five years in the Cayman Islands.

If we deviate from the acquisition criteria or guidelines, our shareholders may have rescission rights or may bring an action for damages against us or we could be subject to civil or criminal actions taken by governmental authorities.

Although we have identified specific criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we were to elect to deviate from the acquisition criteria or guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. If shareholder approval of the transaction is required by law or Nasdaq, or we decide to obtain shareholder approval for business or other legal reasons, it may be more difficult for us to attain shareholder approval of our initial business combination if the target business does not meet our general criteria and guidelines.

Furthermore, each person who purchased units in our initial public offering and still held such securities upon learning of the facts relating to the deviation may seek rescission of the purchase of the units he or she acquired in our initial public offering (under which a successful claimant has the right to receive the total amount paid for his or her securities pursuant to an allegedly deficient prospectus, plus interest and less any income earned on the securities, in exchange for surrender of the securities) or bring an action for damages against us (compensation for loss on an investment caused by alleged material misrepresentations or omissions in the sale of a security). In such event, we could also be subject to civil or criminal actions taken by governmental authorities.

Since we have not yet selected a particular industry or target business with which to complete a business combination, we are unable to currently ascertain the merits or risks of the industry or business in which we may ultimately operate.

While we intend to focus our search for target businesses on specific locations and industries as described in this Report, we are not limited to those locations and may consummate a business combination with a company in any location or industry we choose. Accordingly, there is no current basis for you to evaluate the possible merits or risks of the particular industry in which we may ultimately operate or the target business which we may ultimately acquire. To the extent we complete a business combination with a company in its development stage, we may be affected by numerous risks inherent in the business operations of those entities. If we complete a business combination with an entity in an industry characterized by a high level of risk, we may be affected by the currently unascertainable risks of that industry. Although our management will endeavor to evaluate the risks inherent in a particular industry or target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our units will not ultimately prove to be less favorable to investors in our initial public offering than a direct investment, if an opportunity were available, in a target business.

The target business or businesses that we acquire must collectively have a fair market value equal to at least 80% of the balance of the funds in the trust account (less any deferred underwriting commissions and taxes payable on interest earned and less any interest earned thereon that is released to us) at the time of the execution of a definitive agreement for our initial business combination. Such requirement may limit the type and number of companies with which we may complete such a business combination.

Pursuant to the Nasdaq listing rules, the target business or businesses that we acquire must collectively have a fair market value equal to at least 80% of the balance of the funds in the trust account (excluding any deferred underwriting discounts and commissions and taxes payable on the income earned on the trust account and less any interest earned thereon that is released to us for our taxes) at the time of the execution of a definitive agreement for our initial business combination. This restriction may limit the type and number of companies with which we may complete a business combination. If we are unable to locate a target business or businesses that satisfy this fair market value test, we may be forced to liquidate and you will only be entitled to receive your pro rata portion of the funds in the trust account.

If Nasdaq delists our securities from trading on its exchange after our initial public offering, we would not be required to satisfy the fair market value requirement described above and could complete a business combination with a target business having a fair market value substantially below 80% of the balance in the trust account.

Our ability to successfully effect a business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following a business combination. While we intend to closely scrutinize any individuals we engage after a business combination, we cannot assure you that our assessment of these individuals will prove to be correct.

Our ability to successfully effect a business combination is dependent upon the efforts of our key personnel. We believe that our success depends on the continued service of our key personnel, at least until we have consummated our initial business combination. We cannot assure you that any of our key personnel will remain with us for the immediate or foreseeable future. In addition, none of our officers are required to commit any specified amount of time to our affairs and, accordingly, they will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have employment agreements with, or key-man insurance on the life of, any of our officers. The unexpected loss of the services of our key personnel could have a detrimental effect on us.

The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following a business combination, it is likely that some or all of the management of the target business will remain in place or be hired after consummation of the business combination. While we intend to closely scrutinize any individuals we engage after a business combination, we cannot assure you that our assessment of these individuals will prove to be correct.

These individuals may be unfamiliar with the requirements of operating a public company which could cause us to have to expend time and resources helping them become familiar with such requirements. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

Our officers and directors may not have significant experience or knowledge regarding the jurisdiction or industry of the target business we may seek to acquire.

We may consummate a business combination with a target business in any geographic location or industry we choose. We cannot assure you that our officers and directors will have enough experience or have sufficient knowledge relating to the jurisdiction of the target or its industry to make an informed decision regarding a business combination. If we become aware of a potential business combination outside of the geographic location or industry where our officers and directors have the most experience, our management may retain consultants and advisors with experience in such industries to assist in the evaluation of such business combination and in our determination of whether or not to proceed with such a business combination. However, our management is not required to engage consultants or advisors in any situation. If they do not engage any consultants or advisors to assist them in the evaluation of a particular target business or business combination, our management may not properly analyze the risks attendant with such target business or business combination. Even if our management does engage consultants or advisors to assist in the evaluation of a particular target business or business combination, we cannot assure you that such consultants or advisors will properly analyze the risks attendant with such target business or business combination. As a result, we may enter into a business combination that is not in our shareholders’ best interests.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following a business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel will be able to remain with the company after the consummation of a business combination only if they are able to negotiate employment or consulting agreements or other arrangements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to the company after the consummation of the business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business.

Our officers and directors will allocate their time to other businesses thereby potentially limiting the amount of time they devote to our affairs. This conflict of interest could have a negative impact on our ability to consummate our initial business combination.

Our officers and directors are not required to commit their full time to our affairs, which could create a conflict of interest when allocating their time between our operations and their other commitments. We presently expect each of our employees to devote such amount of time as they reasonably believe is necessary to our business (which could range from only a few hours a week while we are trying to locate a potential target business to a majority of their time as we move into serious negotiations with a target business for a business combination). We do not intend to have any full-time employees prior to the consummation of our initial business combination. All of our officers and directors are engaged in several other business endeavors and are not obligated to devote any specific number of hours to our affairs. If our officers’ and directors’ other business affairs require them to devote more substantial amounts of time to such affairs, it could limit their ability to devote time to our affairs and could have a negative impact on our ability to consummate our initial business combination. We cannot assure you these conflicts will be resolved in our favor.

Our officers and directors have pre-existing fiduciary and contractual obligations and accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Our officers and directors have pre-existing fiduciary and contractual obligations to other companies, including other companies that are engaged in business activities similar to those intended to be conducted by us. Accordingly, they may participate in transactions and have obligations that may be in conflict or competition with our consummation of our initial business combination.

As a result, a potential target business may be presented by our management team to another entity prior to its presentation to us and we may not be afforded the opportunity to engage in a transaction with such target business. For a more detailed description of the pre-existing fiduciary and contractual obligations of our management team, and the potential conflicts of interest that such obligations may present, see “Item 10. Directors, Executive Officers and Corporate Governance — Conflicts of Interest” in Part III of this Report.

Our officers’ and directors’ personal and financial interests may influence their motivation in determining whether a particular target business is appropriate for a business combination.

Our officers and directors have waived their right to convert (or sell to us in any tender offer) their insider shares or any other ordinary shares acquired in our initial public offering or thereafter (although none of these insiders have indicated any intention to purchase units in our initial public offering or thereafter), or to receive distributions with respect to their insider shares upon our liquidation if we are unable to consummate our initial business combination. Our sponsor has also waived its right to convert (or sell to us in any tender offer) its private shares or any other ordinary shares acquired in our initial public offering or thereafter (although it has not indicated any intention to purchase units in our initial public offering or thereafter), or to receive distributions with respect to their private shares upon our liquidation if we are unable to consummate our initial business combination. Accordingly, these securities will be worthless if we do not consummate our initial business combination. In addition, our officers and directors may loan funds to us after our initial public offering and may be owed reimbursement for expenses incurred in connection with certain activities on our behalf which would only be repaid if we complete an initial business combination. The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing a business combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our shareholders’ best interest. If this were the case, it would be a breach of their fiduciary duties to us as a matter of Cayman Islands law and we might have a claim against such individuals. However, we might not ultimately be successful in any claim we may make against them for such reason.

We may only be able to complete one business combination with the proceeds of our initial public offering, which will cause us to be solely dependent on a single business which may have a limited number of products or services.

We may only be able to complete one business combination with the proceeds of our initial public offering. By consummating a business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, or

●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business combination.

Alternatively, if we determine to simultaneously acquire several businesses and such businesses are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete the business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

The ability of our public shareholders to exercise their redemption rights or sell their public shares to us in a tender offer may not allow us to effectuate the most desirable business combination or optimize our capital structure.

If our business combination requires us to use substantially all of our cash to pay the purchase price, because we will not know how many public shareholders may exercise redemption rights or seek to sell their public shares to us in a tender offer, we may either need to reserve part of the trust account for possible payment upon such conversion, or we may need to arrange third party financing to help fund our business transaction. In the event that the business combination involves the issuance of our shares as consideration, we may be required to issue a higher percentage of our shares to make up for a shortfall in funds. Raising additional funds to cover any shortfall may involve dilutive equity financing or incurring indebtedness at higher than desirable levels. This may limit our ability to effectuate the most attractive business combination available to us.

We may be unable to consummate a business combination if a target business requires that we have cash in excess of the minimum amount we are required to have at closing and public shareholders may have to remain shareholders of our company and wait until our liquidation to receive a pro rata share of the trust account or attempt to sell their shares in the open market.

A potential target may make it a closing condition to our business combination that we have a certain amount of cash in excess of the $5,000,001 of net tangible assets we are required to have pursuant to our organizational documents available at the time of closing. If the number of our shareholders electing to exercise their redemption rights or sell their shares to us in a tender offer has the effect of reducing the amount of money available to us to consummate a business combination below such minimum amount required by the target business and we are not able to locate an alternative source of funding, we will not be able to consummate such business combination and we may not be able to locate another suitable target within the applicable time period, if at all. In that case, public shareholders may have to remain shareholders of our company and wait the full nine or 12 months (or up to 21 or 24 months if we have extended the period of time as described in this Report, depending on the occurrence of the Event) in order to be able to receive a pro rata portion of the trust account, or attempt to sell their shares in the open market prior to such time, in which case they may receive less than a pro rata share of the trust account for their shares and suffer an entire loss on your investment.

Our public shareholders may not be afforded an opportunity to vote on our proposed business combination, which means we may consummate our initial business combination even though a majority of our public shareholders do not support such a combination.

We intend to hold a shareholder vote before we consummate our initial business combination. However, if a shareholder vote is not required, for business or legal reasons, we may conduct conversions via a tender offer and not offer our shareholders the opportunity to vote on a proposed business combination. Accordingly, we may consummate our initial business combination even if holders of a majority of our public shares do not approve of the business combination.

In connection with any meeting held to approve an initial business combination, we will offer each public shareholder the option to vote in favor of a proposed business combination and still seek conversion of his, her or its public shares, which may make it more likely that we will consummate a business combination.

In connection with any meeting held to approve an initial business combination, we will offer each public shareholder the right to have his, her or its public shares converted to cash (subject to the limitations described elsewhere in this Report) regardless of whether such shareholder votes for or against such proposed business combination. Furthermore, we will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 upon such consummation and a majority of the issued and outstanding shares voted are voted in favor of the business combination. Accordingly, public shareholders owning shares may exercise their redemption rights and we could still consummate a proposed business combination so long as a majority of shares voted at the meeting are voted in favor of the proposed business combination. This is different than other similarly structured blank check companies where shareholders are offered the right to convert their shares only when they vote against a proposed business combination. This is also different than other similarly structured blank check companies where there is a specific number of shares sold in the offering which must not exercise redemption rights for the company to complete a business combination. The lack of such a threshold and the ability to seek conversion while voting in favor of a proposed business combination may make it more likely that we will consummate our initial business combination.

In connection with any shareholder meeting called to approve a proposed initial business combination, we may require shareholders who wish to convert their public shares to comply with specific requirements for conversion that may make it more difficult for them to exercise their redemption rights prior to the deadline for exercising their rights.

In connection with any shareholder meeting called to approve a proposed initial business combination, each public shareholder will have the right, regardless of whether it is voting for or against such proposed business combination, to demand that we convert its public shares into a share of the trust account. Such conversion will be effectuated under Cayman Islands law and our amended and restated memorandum and articles of association as a redemption of the shares, with the redemption price to be paid being the applicable pro rata portion of the monies held in the trust account. We may require public shareholders who wish to convert their public shares in connection with a proposed business combination to either tender their certificates (if any) to our transfer agent or to deliver their shares to the transfer agent electronically using the Depository Trust Company’s (“DTC”) DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option, at any time at or prior to the vote taken at the shareholder meeting relating to such business combination. In order to obtain a physical share certificate, a shareholder’s broker and/or clearing broker, DTC and our transfer agent will need to act to facilitate this request. It is our understanding that shareholders should generally allot at least two weeks to obtain physical certificates from the transfer agent. However, because we do not have any control over this process or over the brokers or DTC, it may take significantly longer than two weeks to obtain a physical share certificate. It is also our understanding that it takes a short time to deliver shares through the DWAC System. However, this too may not be the case. Accordingly, if it takes longer than we anticipate for shareholders to deliver their shares, shareholders who wish to convert may be unable to meet the deadline for exercising their redemption rights and thus may be unable to convert their shares.

Investors may not have sufficient time to comply with the delivery requirements for conversion.

Pursuant to our amended and restated memorandum and articles of association, we are required to give a minimum of only ten days’ notice for each general meeting. As a result, if we require public shareholders who wish to convert their public shares into the right to receive a pro rata portion of the funds in the trust account to comply with specific delivery requirements for conversion, holders may not have sufficient time to receive the notice and deliver their shares for conversion. Accordingly, investors may not be able to exercise their redemption rights and may be forced to retain our securities when they otherwise would not want to.

If we require public shareholders who wish to convert their public shares to comply with the delivery requirements for conversion, such converting shareholders may be unable to sell their securities when they wish to in the event that the proposed business combination is not approved.

If we require public shareholders who wish to convert their public shares to comply with specific delivery requirements for conversion described above and such proposed business combination is not consummated, we will promptly return such certificates to the tendering public shareholders. Accordingly, investors who attempted to convert their shares in such a circumstance will be unable to sell their securities after the failed acquisition until we have returned their securities to them. The market price for our shares may decline during this time and you may not be able to sell your securities when you wish to, even while other shareholders that did not seek conversion may be able to sell their securities.

Because of our limited resources and structure, other companies may have a competitive advantage and we may not be able to consummate an attractive business combination.

We expect to encounter intense competition from entities other than blank check companies having a business objective similar to ours, including venture capital funds, leveraged buyout funds and operating businesses competing for acquisitions. Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do, and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe that there are numerous potential target businesses that we could acquire with the net proceeds of our initial public offering, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, seeking shareholder approval of a business combination may delay or prevent the consummation of a transaction, a risk a target business may not be willing to accept. Additionally, our outstanding rights, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Any of the foregoing may place us at a competitive disadvantage in successfully negotiating a business combination.

Our initial shareholders control a substantial interest in us and thus may influence certain actions requiring a shareholder vote, potentially in a manner that you do not support.

Our initial shareholders currently own approximately 21.9% of our issued and outstanding ordinary shares. Accordingly, they may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our memorandum and articles of association. None of our officers, directors, initial shareholders or their affiliates has indicated any intention to purchase units in our initial public offering or any units or ordinary shares from persons in the open market or in private transactions (other than the private units). However, if our initial shareholders purchase any units in our initial public offering or if our officers, directors, initial shareholders or their affiliates determine in the future to make such purchases in the open market or in private transactions, to the extent permitted by law, in order to assist us in consummating our initial business combination, this will increase their control. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our ordinary shares. In connection with any vote for a proposed business combination, all of our initial shareholders, as well as all of our officers and directors, have agreed to vote the ordinary shares owned by them immediately before our initial public offering as well as any ordinary shares acquired in our initial public offering or in the aftermarket in favor of such proposed business combination.

There is no requirement under the Companies Act for us to hold annual or general meetings to elect directors. Accordingly, shareholders would not have the right to such a meeting or election of directors, unless the holders of not less than 10% of the voting rights of our company request such a meeting. As a result, it is unlikely that there will be an annual general meeting to elect new directors prior to the consummation of a business combination, in which case all of the current directors will continue in office until at least the consummation of the business combination. Accordingly, you may not be able to exercise your voting rights for up to 21 or 24 months, depending on the occurrence of the Event. Accordingly, our initial shareholders will continue to exert control at least until the consummation of a business combination.

Because we must furnish our shareholders with financial statements of the target business prepared in accordance with U.S. GAAP or IFRS as issued by the IASB or reconciled to U.S. GAAP, we may not be able to complete an initial business combination with some prospective target businesses.

We will be required to provide historical and pro forma financial statement disclosure relating to our target business to our shareholders. These financial statements may be required to be prepared in accordance with, or be reconciled to U.S. GAAP or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. The financial statements may also be required to be prepared in accordance with U.S. GAAP for the Form 8-K announcing the closing of an initial business combination, which would need to be filed within four business days after closing. These financial statement requirements may limit the pool of potential target businesses we may acquire.

If our management following a business combination is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws which could lead to various regulatory issues.

Following a business combination, our management will likely resign from their positions as officers of the company and the management of the target business at the time of the business combination will remain in place. We cannot assure you that management of the target business will be familiar with United States securities laws. If new management is unfamiliar with our laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

We may reincorporate in another jurisdiction in connection with our initial business combination and such reincorporation may result in taxes imposed on shareholders.

We may, in connection with our initial business combination and subject to requisite shareholder approval under the Companies Act (as revised) of the Cayman Islands, reincorporate in the jurisdiction in which the target company or business is located. The transaction may require a shareholder to recognize taxable income in the jurisdiction in which the shareholder is a tax resident or in which its members are resident if it is a tax transparent entity. We do not intend to make any cash distributions to shareholders to pay such taxes. Shareholders may be subject to withholding taxes or other taxes with respect to their ownership of our securities after the reincorporation.

If restrictions on repatriation of earnings from the target business’ home jurisdiction to foreign entities are instituted, our business following a business combination may be materially negatively affected.

It is possible that following an initial business combination, the home jurisdiction of the target business may have restrictions on repatriations of earnings or additional restrictions may be imposed in the future. If they were, it could have a material adverse effect on our operations.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent coronavirus (COVID-19) outbreak and the status of debt and equity markets.

The outbreak of the COVID-19 coronavirus has resulted in a widespread health crisis that has adversely affected the economies and financial markets worldwide. We may be unable to complete a business combination if continued concerns relating to COVID-19 restrict travel, limit the ability to have meetings with potential investors, if the target company’s personnel, vendors and service providers are unavailable to negotiate and consummate a transaction in a timely manner, or if COVID-19 causes a prolonged economic downturn. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

In addition, our ability to consummate a business combination may be dependent on the ability to raise equity and debt financing which may be impacted by COVID-19 and other events.

We are currently experiencing a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability due to the ongoing military conflict between Russia and Ukraine. Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by any negative impact on the global economy and capital markets resulting from the conflict in Ukraine or any other geopolitical tensions.

U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the start of the military conflict between Russia and Ukraine. On February 24, 2022, a full-scale military invasion of Ukraine by Russian troops was reported. Although the length and impact of the ongoing military conflict is highly unpredictable, the conflict in Ukraine could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. We are continuing to monitor the situation in Ukraine and globally and assessing its potential impact on our business. Additionally, Russia’s prior annexation of Crimea, recent recognition of two separatist republics in the Donetsk and Luhansk regions of Ukraine and subsequent military interventions in Ukraine have led to sanctions and other penalties being levied by the United States, European Union and other countries against Russia, Belarus, the Crimea Region of Ukraine, the so-called Donetsk People’s Republic, and the so-called Luhansk People’s Republic, including agreement to remove certain Russian financial institutions from the Society for Worldwide Interbank Financial Telecommunication (“SWIFT”) payment system, expansive ban on imports and exports of products to and from Russia and ban on exportation of U.S. denominated banknotes to Russia or persons located there. Additional potential sanctions and penalties have also been proposed and/or threatened. Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets, potentially making it more difficult for us to obtain additional funds. Any of the above-mentioned factors could affect our ability to search for a target and consummate a business combination. The extent and duration of the military action, sanctions and resulting market disruptions are impossible to predict, but could be substantial. Any such disruptions may also magnify the impact of other risks described in this Report.

The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into our initial business combination with a target.

We may enter into a transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public shareholders exercise their redemption rights, we may not be able to meet such closing condition, and as a result, would not be able to proceed with the business combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001, either immediately prior to or upon consummation of the business combination and after payment of underwriters’ fees and commission or any greater net tangible asset or cash requirement which may be contained in the transaction agreement relating to the business combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 upon consummation of the business combination and after payment of underwriters’ fees and commissions or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets would be aware of these risks and, thus, may be reluctant to enter into our initial business combination transaction with us.

The ability of a large number of our shareholders to exercise redemption rights may not allow us to consummate the most desirable business combination or optimize our capital structure.

In connection with the successful consummation of our business combination, we may redeem up to that number of ordinary shares that would permit us to maintain net tangible assets of $5,000,001. If our business combination requires us to use substantially all of our cash to pay the purchase price, the redemption threshold may be further limited. Alternatively, we may need to arrange third party financing to help fund our business combination in case a larger percentage of shareholders exercise their redemption rights than we expect. If the acquisition involves the issuance of our shares as consideration, we may be required to issue a higher percentage of our shares to the target or its shareholders to make up for the failure to satisfy a minimum cash requirement. Raising additional funds to cover any shortfall may involve dilutive equity financing or incurring indebtedness at higher than desirable levels. This may limit our ability to effectuate the most attractive business combination available to us.

If we seek shareholder approval of our initial business combination, all of our existing shareholders, including all of our officers and directors, have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.

Pursuant to the letter agreement, our initial shareholders, officers and directors have agreed to vote the insider shares owned by them in favor of our initial business combination. As a result, in addition to the insider shares owned by our initial stockholders, officers and directors, we would need only approximately 35.1% of our public shares to be voted in favor of an initial business combination (assuming only the minimum number of shares representing a quorum are voted, that the initial shareholders do not purchase any units in our initial public offering or units or shares in the after-market) in order to have our initial business combination approved (assuming the over-allotment option is not exercised). Our initial shareholders currently own approximately 21.9% of our issued and outstanding ordinary shares. Accordingly, if we seek shareholder approval of our initial business combination, the agreement by our initial shareholders, officers and directors to vote in favor of our initial business combination will increase the likelihood that we will receive the requisite shareholder approval for such initial business combination.

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares, potentially at a loss.

Our public shareholders shall be entitled to receive funds from the trust account only in the event of a redemption to public shareholders prior to any winding up in the event we do not consummate our initial business combination or our liquidation, if they redeem their shares in connection with an initial business combination that we consummate or if we seek to amend our memorandum and articles of association to affect the substance or timing of our redemption obligation to redeem all public shares if we cannot complete an initial business combination within nine or 12 months (or up to 21 or 24 months if we have extended the period of time as described in this Report, depending on the occurrence of the Event) of the closing of our initial public offering. In no other circumstances will a shareholder have any right or interest of any kind to the funds in the trust account. Holders of rights will not have any right to the proceeds held in the trust account with respect to the rights. Accordingly, to liquidate your investment, you may be forced to sell your public shares, potentially at a loss.

We may be limited to the funds held outside of the trust account to fund our search for target businesses, to pay our tax obligations and expenses, to operate before our initial business combination, and to complete our initial business combination.

Following the closing of our initial public offering, $833,894 of the net proceeds was released to us on February 23, 2024 and will fund our future working capital needs. The funds available to us outside of the trust account may not be sufficient to allow us to structure, negotiate or close our initial business combination, pay our expenses, or to operate for at least the next nine or 12 months (or up to 21 or 24 months if we have extended the period of time as described in this Report, depending on the occurrence of the Event), assuming that our initial business combination is not consummated during that time. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we are unable to fund such down payments or “no shop” provisions, our ability to close a contemplated transaction could be impaired. Furthermore, if we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. In such event, we would need to borrow funds from our insiders, officers, or directors to operate or may be forced to liquidate. Our insiders, officers and directors are under no obligation to loan us any funds. If we are unable to obtain the funds necessary, we may be forced to cease searching for a target business and may be unable to complete our initial business combination. If we are unable to complete our initial business combination, our public shareholders may only receive a pro rata portion of the amount then in the trust account (which may be less than $10.05 per share) (whether or not the underwriters’ over-allotment option is exercised in full) on our redemption.

Subsequent to our consummation of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges.

Even if we conduct thorough due diligence on a target business with which we combine, this diligence may not surface all material issues that may be present inside a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing.

Our directors may decide not to enforce indemnification obligations against our sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public shareholders.

In the event that the proceeds in the trust account are reduced below $10.05 per share (whether or not the underwriters’ over-allotment option is exercised in full) and our sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine on our behalf whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations on our behalf, the amount of funds in the trust account available for distribution to our public shareholders may be reduced below $10.05 per share.

The conversion of the promissory notes upon consummation of our business combination into private units may have an adverse effect on the market price of our ordinary shares and make it more difficult to effect a business combination.

On August 5, 2022, we issued an unsecured promissory note to the sponsor, pursuant to which we may borrow up to an aggregate principal amount of $300,000 (the “Promissory Note”). The Promissory Note is non-interest-bearing and payable on the consummation of the initial business combination or converted upon consummation of the business combination into additional private units at a price of $10.00 per unit. As of December 31, 2023, the principal amount due and owing under the Promissory Note was $217,614. In addition, in order to meet our working capital needs following the consummation of our initial public offering until completion of an initial business combination or to extend the period of time to consummate a business combination, our initial shareholders, officers and directors or their affiliates may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a promissory note. The promissory note would either be paid upon consummation of our initial business combination, without interest, or, at the lender’s discretion, up to $300,000 of the promissory note may be converted upon consummation of our business combination into private units at a price of $10.00 per unit. As such, each promissory note will result in the issuance of 30,000 private units that will result in the issuance of up to an additional 34,285 ordinary shares. The potential for the issuance of a substantial number of additional shares upon conversion of the rights could make us a less attractive acquisition vehicle in the eyes of a target business. Such securities, when converted, will increase the number of issued and outstanding ordinary shares and reduce the value of the shares issued to complete the business combination. Accordingly, our rights may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business. Additionally, the sale, or even the possibility of sale, of the shares underlying the rights could have an adverse effect on the market price for our securities or on our ability to obtain future financing. If to the extent these rights are converted, you may experience dilution to your holdings.

If our shareholders exercise their registration rights with respect to their securities, it may have an adverse effect on the market price of our ordinary shares and the existence of these rights may make it more difficult to effect a business combination.

Our initial shareholders are entitled to make a demand that we register the resale of their insider shares at any time commencing three months prior to the date on which their shares may be released from escrow. Additionally, the purchasers of the private units and our initial shareholders, officers and directors are entitled to demand that we register the resale of the 234,500 ordinary shares underlying the private units, 33,500 ordinary shares underlying the private rights and any securities our initial shareholders, officers, directors or their affiliates may be issued in payment of working capital loans or loans to extend our life made to us at any time after we consummate a business combination. The presence of these additional securities trading in the public market may have an adverse effect on the market price of our securities. In addition, the existence of these rights may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business, as the shareholders of the target business may be discouraged from entering into a business combination with us or will request a higher price for their securities because of the potential effect the exercise of such rights may have on the trading market for our ordinary shares.

If we were deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete a business combination.

On January 24, 2024, the SEC adopted final rules (the “SPAC Final Rules”) relating to, among other items, enhancing disclosures in business combination transactions involving SPACs and private operating companies; amending the financial statement requirements applicable to transactions involving shell companies; effectively limiting the use of projections in SEC filings in connection with proposed business combination transactions; increasing the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act. The SPAC Final Rules were published in the Federal Register on February 26, 2024, and will become effective on July 1, 2024 (125 days after publication in the Federal Register).

Instead of adopting a safe harbor from the “investment company” definition under section 3(a)(1)(A) of the Investment Company Act, the SPAC Final Rules provide that whether a SPAC is an “investment company” under the Investment Company Act is based on particular facts and circumstances. A specific duration period of a SPAC is not the sole determinant, but one of the long-standing factors to consider in determination of a SPAC’s status under the Investment Company Act. A SPAC could be deemed as an investment company at any stage of its operation. The determination of a SPAC’s status as an investment company includes analysis of multiple facts and circumstances, including but not limited to, the nature of SPAC assets and income, the activities of the SPAC’s officers, directors and employees, the duration of a SPAC, the manner a SPAC holding itself out to investors, and the merging with an investment company.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. The funds in the trust account are held only in U.S. government securities within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less or in money market funds investing solely in United States Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act. Because the investment of the proceeds will be restricted to these instruments, we believe we will meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act. However, it is possible that a claim could be made that we have been operating as an unregistered investment company. See “—To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we may determine, in our discretion, to liquidate the securities held in the trust account and instead hold all funds in the trust account in an interest bearing bank demand deposit account, which may earn less interest than we otherwise would have if the trust account had remained invested in U.S. government securities or money market funds.” If we were deemed to be an investment company under the Investment Company Act, our activities would be severely restricted. In addition, we would be subject to burdensome compliance requirements, which would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. As a result, unless we are able to modify our activities so that we would not be deemed an investment company, we may be unable to consummate the initial business combination and instead be required to conduct a liquidation. If we were required to liquidate, our investors would not be able to realize the benefits of owning shares in a successor operating business, including the potential appreciation in the value of our securities following such a transaction, and the public rights would expire worthless.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we may determine, in our discretion, to liquidate the securities held in the trust account and instead hold all funds in the trust account in an interest bearing bank demand deposit account, which may earn less interest than we otherwise would have if the trust account had remained invested in U.S. government securities or money market funds.

Following the consummation of our initial public offering, the funds in the trust account are held only in U.S. government securities within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less or in money market funds investing solely in United States Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, as noted above, one of the factors the SEC identified as relevant to the determination of whether a SPAC which holds securities could potentially be deemed an “investment company” under the Investment Company Act is the SPAC’s duration. To mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to the regulations under the Investment Company Act, we may determine, in our discretion, to liquidate the securities held in the trust account and instead hold all funds in the trust account in an interest-bearing bank demand deposit account, which may earn less interest than we otherwise would have if the trust account had remained invested in U.S. government securities or money market funds.

We may not seek an opinion from an unaffiliated third party as to the fair market value of the target business we acquire.

We are not required to obtain an opinion from an unaffiliated third party that the target business we select has a fair market value in excess of at least 80% of the balance of the trust account (excluding any deferred underwriting discounts and commissions and taxes payable on the income earned on the trust account) unless our board of directors cannot make such determination on its own. We are also not required to obtain an opinion from an unaffiliated third party indicating that the price we are paying is fair to our shareholders from a financial point of view unless the target is affiliated with our officers, directors, initial shareholders or their affiliates. If no opinion is obtained, our shareholders will be relying on the judgment of our board of directors, whose collective experience in business evaluations for blank check companies like ours is not significant. Furthermore, our directors may have a conflict of interest in analyzing the transaction due to their personal and financial interests.

We may acquire a target business that is affiliated with our officers, directors, initial shareholders or their affiliates.

While we do not currently intend to pursue an initial business combination with a company that is affiliated with our officers, directors, initial shareholders or their affiliates, we are not prohibited from pursuing such a transaction, nor are we prohibited from consummating a business combination where any of our officers, directors, initial shareholders or their affiliates acquire a minority interest in the target business alongside our acquisition, provided in each case we obtain an opinion from an unaffiliated third party indicating that the price we are paying is fair to our shareholders from a financial point of view. These affiliations could cause our officers or directors to have a conflict of interest in analyzing such transactions due to their personal and financial interests.

A market for our securities may not develop, which would adversely affect the liquidity and price of our securities.

The price of our securities may vary significantly due to one or more potential business combinations and general market or economic conditions, including as a result of the COVID-19 outbreak. Furthermore, an active trading market for our securities may never develop or, if developed, it may not be sustained. You may be unable to sell your securities unless a market can be established and sustained.

Resources could be wasted in researching acquisitions that are not consummated.

We anticipate that the investigation of each specific target business and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to consummate our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public shareholders may only receive $10.05 per share or even less (whether or not the underwriters’ over-allotment option is exercised in full) on our redemption, and our rights will expire worthless.

We may attempt to consummate our initial business combination with a private company about which little information is available.

In pursuing our acquisition strategy, we may seek to effectuate our initial business combination with a privately held company. By definition, very little public information exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in our initial business combination with a company that is not as profitable as we suspected, if at all.

We may not be able to maintain control of a target business after our initial business combination.

We may structure our initial business combination to acquire less than 100% of the equity interests or assets of a target business, but we will only consummate such business combination if we will become the majority shareholder of the target (or control the target through contractual arrangements in limited circumstances for regulatory compliance purposes) or are otherwise not required to register as an investment company under the Investment Company Act or to the extent permitted by law we may acquire interests in a variable interest entity, in which we may have less than a majority of the voting rights in such entity, but in which we are the primary beneficiary. Even though we may own a majority interest in the target, our shareholders prior to the business combination may collectively own a minority interest in the post-business combination company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to such transaction could own less than a majority of our outstanding shares subsequent to such transaction. In addition, other minority shareholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s stock than we initially acquired. Accordingly, this may make it more likely that we will not be able to maintain our control of the target business.

Risks Relating to Our Securities

The value of the insider shares following completion of our initial business combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our ordinary shares at such time is substantially less than $10.00 per share.

Upon the closing of our initial public offering and the full exercise of the underwriter’s over-allotment option, our initial shareholders invested in us an aggregate of $2,370,000, comprised of the $25,000 purchase price for the insider shares and the $2,345,000 purchase price for the private units. Assuming a trading price of $10.00 per share upon consummation of our initial business combination, the 1,725,000 insider shares would have an aggregate implied value of $17,250,000. Even if the trading price of our ordinary shares were as low as approximately $1.21 per share, the value of the insider shares would be approximately equal to the initial shareholders’ initial investment in us. As a result, our initial shareholders are likely to be able to make a substantial profit on the investment in us at a time when our public shares have lost significant value (whether because of a substantial amount of redemptions of our public shares or any other reason). Accordingly, our management team, which owns interests in our sponsor, may be more willing to pursue a business combination with a riskier or less-established target business than would be the case if our sponsor had paid the same per share price for the founder shares as our public shareholders paid for their public shares.

The nominal purchase price paid by our initial shareholders for the insider shares may significantly dilute the implied value of your public shares in the event we consummate an initial business combination.

While we offered our units at an offering price of $10.00 per unit and the amount in our trust account was initially $10.05 per public share, implying an initial value of $10.05 per public share, our initial shareholders paid only a nominal aggregate purchase price of $25,000 for the 1,725,000 insider shares, or approximately $0.01 per share. As a result, the value of your public shares may be significantly diluted in the event we consummate an initial business combination. Note that redemptions of our public shares in connection with our initial business combination would further reduce the implied value of our ordinary shares.

Furthermore, as our initial shareholders acquired their insider shares at a nominal price, they are likely to make a substantial profit on its investment in us even if we select and consummate an initial business combination that causes the trading price of our ordinary shares to decline, while our public shareholders who purchased our securities could lose significant value in their public shares. Our initial shareholders may therefore be economically incentivized to consummate an initial business combination with a riskier, weaker-performing or less-established target business than would be the case if our initial shareholders had paid the same per share price for the founder shares as our public shareholders paid for their public shares.

We may issue additional ordinary or preferred shares or debt securities to complete a business combination, which would reduce the equity interest of our shareholders and likely cause a change in control of our ownership.

Our amended and restated memorandum and articles of association currently authorize the issuance of 500,000,000 shares of a single class each with par value of $0.0001. We may issue a substantial number of additional ordinary shares or preferred shares or debt securities, or a combination of thereof, to complete a business combination. The issuance of additional ordinary shares or preferred shares:

●	may significantly reduce the equity interest of investors in our initial public offering;

●	may subordinate the rights of holders of ordinary shares if we issue preferred shares with rights senior to those afforded to our ordinary shares;

●	may cause a change in control if a substantial number of ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

●	may have the effect of delaying or preventing a change of control of us by diluting the stock ownership or voting rights of a person seeking to obtain control of us; and

●	may adversely affect prevailing market prices for our ordinary shares.

Similarly, if we issue debt securities, it could result in:

●	default and foreclosure on our assets if our operating revenues after a business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding.

●	our inability to pay dividends on our ordinary shares;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes; and

●	other disadvantages compared to our competitors who have less debt.

Holders of rights will not have redemption rights if we are unable to complete an initial business combination within the required time period.

If we are unable to complete an initial business combination within the required time period and we redeem the funds held in the trust account, the rights will expire and holders will not receive any of such proceeds with respect to the rights.

We have no obligation to net cash settle the rights.

In no event will we have any obligation to net cash settle the rights. Accordingly, the rights may expire worthless.

If a public holder fails to receive notice of our offer to redeem our ordinary shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the tender offer rules or proxy rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a public holder fails to receive our tender offer or proxy materials, as applicable, such public holder may not become aware of the opportunity to redeem its shares. In addition, proxy materials or tender offer documents, as applicable, that we will furnish to holders of our ordinary shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly tender or redeem ordinary shares. For example, we may require our public holders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either deliver their stock certificates to our transfer agent prior to the date set forth in the tender offer documents mailed to such holders, or prior to the vote on the proposal to approve the initial business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically. In the event that a public holder fails to comply with these or any other procedures disclosed in the proxy or tender offer materials, as applicable, its shares may not be redeemed.

We may amend the terms of the rights in a way that may be adverse to holders with the approval by the holders of a majority of the then outstanding rights.

Our rights will be issued in registered form under a rights agreement between Continental Stock Transfer & Trust Company, as rights agent, and us. The rights agreement provides that the terms of the rights may be amended without the consent of any holder to cure any ambiguity or correct any defective provision. The rights agreement requires the approval by the holders of a majority of the then outstanding rights in order to make any change that adversely affects the interests of the registered holders.

Our rights agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our rights, which could limit the ability of rights holders to obtain a favorable judicial forum for disputes with our company.

Our rights agreement provides that, subject to applicable law, (1) any action, proceeding or claim against us arising out of or relating in any way to the rights agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (2) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.

Notwithstanding the foregoing, these provisions of the rights agreement will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of our rights shall be deemed to have notice of and to have consented to the forum provisions in our rights agreement. If any action, the subject matter of which is within the scope the forum provisions of the rights agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of our rights, such holder shall be deemed to have consented to: (1) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (2) having service of process made upon such rights holder in any such enforcement action by service upon such rights holder’s counsel in the foreign action as agent for such rights holder.

This choice-of-forum provision may limit a rights holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company, including by increasing the cost of such lawsuits to a rights holder, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our rights agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.

An investment in our units may involve adverse U.S. federal income tax consequences.

An investment in our units may involve adverse U.S. federal income tax consequences. For instance, there is a risk that an investor’s entitlement to receive payments in excess of the investor’s initial tax basis in our ordinary shares upon exercise of the investor’s conversion right or upon our liquidation of the trust account will result in constructive income to the investor, which could affect the timing and character of income recognition and result in U.S. federal income tax liability to the investor without the investor’s receipt of cash from us. Furthermore, because there are no authorities that directly address instruments similar to our units, the allocation an investor makes with respect to the purchase price of the unit between the ordinary shares and rights included in the units could be challenged by the U.S. Internal Revenue Service (the “IRS”), or the courts.

We have also not sought a ruling from the IRS as to any U.S. federal income tax consequences described in this Report. The IRS may disagree with the descriptions of U.S. federal income tax consequences described herein, and its determination may be upheld by a court. Any such determination could subject an investor or our company to adverse U.S. federal income tax consequences that would be different than those described in this Report. Accordingly, each prospective investor is urged to consult a tax advisor with respect to the specific tax consequences of the acquisition, ownership and disposition of our securities, including the applicability and effect of state, local, or foreign tax laws, as well as U.S. federal tax laws.

We may qualify as a passive foreign investment company, which could result in adverse U.S. federal income tax consequences to U.S. investors.

In general, we will be treated as a passive foreign investment company (“PFIC”) for any taxable year in which either (1) at least 75% of our gross income (looking through certain 25% or more-owned corporate subsidiaries) is passive income or (2) at least 50% of the average value of our assets (looking through certain 25% or more-owned corporate subsidiaries) is attributable to assets that produce, or are held for the production of, passive income. Passive income generally includes, without limitation, dividends, interest, rents, royalties, and gains from the disposition of passive assets. If we are determined to be a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. Holder of our securities, the U.S. Holder may be subject to increased U.S. federal income tax liability and may be subject to additional reporting requirements. Our actual PFIC status for our current taxable year may depend on whether we qualify for the PFIC start-up exception. Our actual PFIC status for any taxable year, however, will not be determinable until after the end of such taxable year (or after the end of the start-up period, if later). Accordingly, there can be no assurance with respect to our status as a PFIC for our current taxable year or any subsequent taxable year. If we determine we are a PFIC for any taxable year, we will endeavor to provide to a U.S. Holder such information as the IRS may require, including a PFIC Annual Information Statement, in order to enable the U.S. Holder to make and maintain a “qualified electing fund” election, but there can be no assurance that we will timely provide such required information. A U.S. Holder may also mitigate the adverse tax consequences by timely making a mark-to-market election with respect to our ordinary shares. We urge U.S. Holders to consult their own tax advisors regarding the possible application and consequences of the PFIC rules and the availability of such elections.

Our initial business combination or transactions relating thereto may result in taxes imposed on us and our shareholders.

We may, in connection with our initial business combination and subject to requisite shareholder approval by special resolution under the Companies Act, merge or otherwise combine with another company, or transfer by way of continuation to the jurisdiction in which the target company or business is located or another jurisdiction. A shareholder may be required to recognize taxable income or gain with respect to our business combination or transactions relating thereto in the jurisdiction in which the shareholder is a tax resident (or in which its members are resident if it is a tax transparent entity) or in which the target company is located. In the event of a transfer by way of continuation or merger, tax liability may attach prior to any consummation of redemptions of our ordinary shares.

In addition, we could be treated as a tax resident in the jurisdiction in which the target company or business is located, which could result in adverse tax consequences to us (e.g., taxation on our worldwide income in such jurisdiction) and to our shareholders (e.g., withholding taxes on dividends and taxation of disposition gains). We may effect a business combination with a target company that has business operations in multiple jurisdictions, which could subject us to significant income, withholding and other tax obligations in a number of jurisdictions with respect to income, operations and subsidiaries related to those jurisdictions.

Nasdaq may delist our securities from trading on its exchange which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our securities are currently listed on the NASDAQ Global Market, a national securities exchange. Although, after giving effect to our initial public offering, we expect to meet on a pro forma basis the minimum initial listing standards of Nasdaq, which generally only requires that we meet certain requirements relating to shareholders’ equity, market capitalization, aggregate market value of publicly held shares and distribution requirements, we cannot assure you that our securities will continue to be listed on Nasdaq in the future or prior to an initial business combination. Additionally, in connection with our initial business combination, it is likely that Nasdaq will require us to file a new initial listing application and meet its initial listing requirements as opposed to its more lenient continued listing requirements. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If Nasdaq delists our securities from trading on its exchange, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity with respect to our securities;

●	a determination that our ordinary shares are “penny stock” which will require brokers trading in our ordinary shares to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our ordinary shares;

●	a limited amount of news and analyst coverage for our company; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

General Risk Factors

Past performance by our management team and our sponsor may not be indicative of future performance of an investment in us.

Information regarding performance by, or businesses associated with our management team and our sponsor and its affiliates is presented for informational purposes only. Past performance by our management team and our sponsor is not a guarantee either (1) of success with respect to any business combination we may consummate or (2) that we will be able to locate a suitable candidate for our initial business combination. You should not rely on the historical record of our management team’s or our sponsor’s respective performance as indicative of our future performance of an investment in us or the returns we will, or are likely to, generate going forward. Furthermore, an investment in us is not an investment in our sponsor or its affiliates.

We are a newly formed blank check company with no operating history and no revenues, and, accordingly, you will not have any basis on which to evaluate our ability to achieve our business objective.

We are a newly formed blank check company with no operating results to date. Therefore, our ability to commence operations is dependent upon obtaining financing through the public offering of our securities. Since we do not have an operating history, you will have no basis upon which to evaluate our ability to achieve our business objective, which is to acquire an operating business. We will not generate any revenues until, at the earliest, after the consummation of a business combination.

Further, our sponsor is predominantly controlled by a Macau national. Given that our executive officers and directors and the majority shareholder of our sponsor have ties to the PRC and/or Hong Kong and are located in Hong Kong and/or the PRC, these ties may make it more difficult for us to complete an initial business combination with a target company outside of the PRC or Hong Kong, and which may therefore, make it more likely that we will need to target a business combination with a target company located in the PRC or Hong Kong. We may be a less attractive partner to non-PRC or non-Hong Kong-based target companies as compared to a non-PRC or non-Hong Kong based SPAC. Therefore, it may be more difficult for us to complete an initial business combination with a target company that is based outside of the PRC or Hong Kong.

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

We initially have nine months from the consummation of our initial public offering to consummate the initial business combination. If we do not complete a business combination within nine months from the consummation of our initial public offering, we will trigger an automatic winding up, dissolution and liquidation pursuant to the terms of the amended and restated memorandum and articles of association. As a result, this has the same effect as if we had formally gone through a voluntary liquidation procedure under the Companies Act (As Revised) of the Cayman Islands. Accordingly, no vote would be required from our shareholders to commence such a voluntary winding up, dissolution and liquidation. However, we may extend the period of time to consummate a business combination twelve times (for a total of up to 21 months from the consummation of our initial public offering to complete a business combination). If we are unable to consummate our initial business combination by November 22, 2025 (unless further extended), we will, as promptly as possible but not more than ten business days thereafter, redeem 100% of our outstanding public shares for a pro rata portion of the funds held in the trust account, including a pro rata portion of any interest earned on the funds held in the trust account and not necessary to pay taxes, and then seek to liquidate and dissolve. However, we may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of our public shareholders. In the event of dissolution and liquidation, our warrants and rights will expire and will be worthless.

Because we are incorporated under the laws of the Cayman Islands, our principal office is located in London and most of our executive officers and directors are located outside the United States, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. Federal or state courts may be limited.

We are an exempted company incorporated under the laws of the Cayman Islands and our principal office is located in London. In addition, most of our executive officers and directors are located outside of the United States and are nationals or residents of jurisdictions other than the United States, and most or a substantial portion of their assets are located outside of the United States. Mr. Shaoke Li, our Chief Executive Officer, Director and chairperson of the Board of Directors, is a PRC passport holder; Mr. Guojian Chen, our Chief Financial Officer and Director, is a PRC passport holder; Mr. Michael David Osowski, our independent director, is a United States passport holder; Ms. Olivia Wenxi He, our independent director, is a United Kingdom passport holder; and Mr. Thomas Trent Stout, our independent director, is a United States passport holder.

As a result, it may be difficult for investors to effect service of process within the United States upon us or these persons, or to enforce judgments obtained in U.S. courts against us or them, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state in the United States. A judgment of a United States court for civil liabilities predicated upon the federal securities laws of the United States may not be enforceable in or recognized by the courts of the jurisdictions where our directors and officers reside, and the judicial recognition process may be time-consuming. It may be difficult for you to enforce judgments obtained in U.S. courts based on the civil liability provisions of the U.S. federal securities laws against us and our officers and directors.

We have appointed Cogency Global Inc., 122 East 42nd Street, 18th Floor New York, NY 10168 as our agent to receive service of process with respect to any action brought against us in the state or federal courts of the United States in connection with our initial public offering under the securities laws of the United States.

Our corporate affairs will be governed by our amended and restated memorandum and articles of association, the Companies Act (as the same may be supplemented or amended from time to time) and the common law of the Cayman Islands. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary duties of our directors to us under Cayman Islands law are to a large extent governed by the Companies Act and common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, and whilst the decisions of the English courts are of persuasive authority, they are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary duties of our directors under Cayman Islands law are different from statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a less developed body of securities laws as compared to the United States, and some states, such as Delaware, have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have the standing to initiate a shareholder derivative action in a federal court of the United States.

We have been advised by our Cayman Islands legal counsel that there is uncertainty as to whether the courts of the Cayman Islands would:

●	recognize or enforce against us judgments of courts of the United States based on certain civil liability provisions of U.S. securities laws; and

●	entertain original actions brought in each respective jurisdiction against us or our directors or officers predicated upon the securities laws of the United States or any state in the United States.

There is no statutory enforcement in the Cayman Islands of judgments obtained in the United States, although the courts of the Cayman Islands will in certain circumstances recognize and enforce a foreign judgment, without any re-examination or re-litigation of matters adjudicated upon, provided such judgment:

(1)	is given by a foreign court of competent jurisdiction;

(2)	imposes on the judgment debtor a liability to pay a liquidated sum for which the judgment has been given;

(3)	is final;

(4)	is not in respect of taxes, a fine or a penalty;

(5)	was not obtained by fraud; and

(6)	is not of a kind the enforcement of which is contrary to natural justice or the public policy of the Cayman Islands.

Subject to the above limitations, in appropriate circumstances, a Cayman Islands court may give effect in the Cayman Islands to other kinds of final foreign judgments such as declaratory orders, orders for performance of contracts and injunctions.

As a result of all of the above, public shareholders may have more difficulty in protecting their interests in the face of actions taken by management, members of the board of directors or controlling shareholders than they would as public shareholders of a United States company.

You will not be entitled to protections normally afforded to investors of blank check companies.

Since the net proceeds of our initial public offering are intended to be used to complete a business combination with a target business that has not been identified, we may be deemed to be a “blank check” company under the United States securities laws. However, since we had net tangible assets in excess of $5,000,000 upon the consummation of our initial public offering and we filed a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors of blank check companies such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules which would, for example, completely restrict the transferability of our securities, restrict the use of interest earned on the funds held in the trust account and require us to complete a business combination within 21 or 24 months from the closing of our initial public offering, depending on the occurrence of the Event. Because we are not subject to Rule 419, our units will be immediately tradable, we will be entitled to withdraw amounts from the funds held in the trust account prior to the completion of a business combination and we may have more time to complete an initial business combination.

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our securities less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act. We will remain an “emerging growth company” for up to five years. However, if within a three-year period, we issue non-convertible debt exceeding $1.0 billion or generate revenues exceeding $1.235 billion, or the market value of our ordinary shares that are held by non-affiliates exceeds $700 million on the last day of the second fiscal quarter of any given fiscal year, we would cease to be an emerging growth company as of the following fiscal year. As an emerging growth company, we are not being required to comply with the auditor attestation requirements of section 404 of the Sarbanes-Oxley Act, we have reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and we are exempt from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, will not adopt the new or revised standard until the time private companies are required to adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accountant standards used. We cannot predict if investors will find our shares less attractive because we may rely on these provisions. If some investors find our shares less attractive as a result, there may be a less active trading market for our shares and our share price may be more volatile.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates exceeds $250 million as of the prior June 30, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates exceeds $700 million as of the prior June 30. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Compliance with the Sarbanes-Oxley Act of 2002 will require substantial financial and management resources and may increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that we evaluate and report on our system of internal controls and may require us to have such system audited by an independent registered public accounting firm. If we fail to maintain the adequacy of our internal controls, we could be subject to regulatory scrutiny, civil or criminal penalties and/or shareholder litigation. Any inability to provide reliable financial reports could harm our business. A target business may also not be in compliance with the provisions of the Sarbanes-Oxley Act regarding the adequacy of internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition. Furthermore, any failure to implement required new or improved controls, or difficulties encountered in the implementation of adequate controls over our financial processes and reporting in the future, could harm our operating results or cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our securities.

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early-stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

Risks Associated with Acquiring and Operating a Business in Foreign Countries

We may effect a business combination with a company located outside of the United States and if we do, we would be subject to a variety of additional risks that may negatively impact our business operations and financial results.

If we consummate a business combination with a target business located outside of the United States, we would be subject to any special considerations or risks associated with companies operating in the target business’ governing jurisdiction, including any of the following:

●	rules and regulations or currency redemption or corporate withholding taxes on individuals;

●	tariffs and trade barriers;

●	regulations related to customs and import/export matters;

●	longer payment cycles than in the United States;

●	inflation;

●	economic policies and market conditions;

●	unexpected changes in regulatory requirements;

●	challenges in managing and staffing international operations;

●	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

●	currency fluctuations;

●	challenges in collecting accounts receivable;

●	cultural and language differences;

●	protection of intellectual property;

●	employment regulations; and

●	deterioration of political relations with the United States.

We cannot assure you that we would be able to adequately address these additional risks. If we were unable to do so, our operations might suffer.

Because of the costs and difficulties inherent in managing cross-border business operations, our results of operations may be negatively impacted.

Managing a business, operations, personnel or assets in another country is challenging and costly. Any management that we may have (whether based abroad or in the U.S.) may be inexperienced in cross-border business practices and unaware of significant differences in accounting rules, legal regimes and labor practices. Even with a seasoned and experienced management team, the costs and difficulties inherent in managing cross-border business operations, personnel and assets can be significant (and much higher than in a purely domestic business) and may negatively impact our financial and operational performance.

If social unrest, acts of terrorism, regime changes, changes in laws and regulations, political upheaval, or policy changes or enactments occur in a country in which we may operate after we effect our initial business combination, it may result in a negative impact on our business.

Political events in another country may significantly affect our business, assets or operations. Social unrest, acts of terrorism, regime changes, changes in laws and regulations, political upheaval, and policy changes or enactments could negatively impact our business in a particular country.

For example, the Cayman Islands, together with several other non-European Union jurisdictions, have recently introduced legislation aimed at addressing concerns raised by the Council of the European Union as to offshore structures engaged in certain activities which attract profits without real economic activity. With effect from January 1, 2019, the International Tax Co-operation (Economic Substance) Act (2021 Revision) (the “ITC”), came into force in the Cayman Islands introducing certain economic substance requirements for Cayman Islands tax resident companies which are engaged in certain “relevant activities.” However, it is not anticipated that the company itself will be subject to any such requirements prior to any business combination and thereafter the company may still remain out of scope of the legislation or else be subject to more limited substance requirements. Although it is presently anticipated that the ITC will have little material impact on the Company or its operations, as the legislation is new and remains subject to further clarification and interpretation, it is not currently possible to ascertain the precise impact of these legislative changes on the company.

Many countries have difficult and unpredictable legal systems and underdeveloped laws and regulations that are unclear and subject to corruption and inexperience, which may adversely impact our results of operations and financial condition.

Our ability to seek and enforce legal protections, including with respect to intellectual property and other property rights, or to defend ourselves with regard to legal actions taken against us in a given country, may be difficult or impossible, which could adversely impact our operations, assets or financial condition.

Rules and regulations in many countries are often ambiguous or open to differing interpretation by responsible individuals and agencies at the municipal, state, regional and federal levels. The attitudes and actions of such individuals and agencies are often difficult to predict and inconsistent.

Delay with respect to the enforcement of particular rules and regulations, including those relating to customs, tax, environmental and labor, could cause serious disruption to operations abroad and negatively impact our results.

If we effect a business combination with a company located outside of the United States, the laws applicable to such company will likely govern all of our material agreements and we may not be able to enforce our legal rights.

If we effect a business combination with a company located outside of the United States, the laws of the country in which such company operates will govern almost all of the material agreements relating to its operations. We cannot assure you that the target business will be able to enforce any of its material agreements or that remedies will be available in this new jurisdiction. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital. Additionally, if we acquire a company located outside of the United States, it is likely that substantially all of our assets would be located outside of the United States and some of our officers and directors might reside outside of the United States. As a result, it may not be possible for investors in the United States to enforce their legal rights, to effect service of process upon our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties of our directors and officers under Federal securities laws.

In addition, our directors and officers are nationals or residents of the United States, the United Kingdom and the PRC and most or a substantial portion of their assets are located in the aforementioned locations. As at the date of this Report, Mr. Shaoke Li, our Chief Executive Officer, Director and chairperson of the Board of Directors, is located in the PRC; Mr. Guojian Chen, our Chief Financial Officer and Director, is located in the PRC; Mr. Michael David Osowski, our independent director, is located in the United States; Mr. Thomas Trent Stout, our independent director, is located in the United States; and Ms. Olivia Wenxi He, our independent director, is located in the United Kingdom. Further, Mr. Ip Ping Ki, an 80% shareholder of our sponsor, is located in Macau.

As a result, it may be difficult for investors to effect service of process within the United States upon us or these persons, or to enforce judgments obtained in U.S. courts against us or them, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state in the United States. It will also be costlier and time-consuming for the investors to effect service of process outside the United States, or to enforce judgments obtained from the U.S. courts in the courts of the jurisdictions where our directors and officers reside. For example, to enforce a foreign judgment in Hong Kong, you will be required to apply to the Hong Kong High Court to enforce a foreign judgment, for which you will be required to engage a local counsel to facilitate or prepare the application, together with its various supporting documents. You will then be required to go through the standard litigation process to sue on the judgment as a debt. In addition, a judgment of a United States court for civil liabilities predicated upon the federal securities laws of the United States may also not be enforceable in or recognized by the courts of the jurisdictions where our directors and officers reside. As such, it may be difficult for you to enforce judgments obtained in U.S. courts based on the civil liability provisions of the U.S. federal securities laws against us and our officers and directors.

As a result of all of the above, public shareholders may have more difficulty in protecting their interests in the face of actions taken against the management, members of the board of directors or controlling shareholders than they would as public shareholders of a U.S.-incorporated company.

If relations between the United States and foreign governments deteriorate, it could cause potential target businesses or their goods and services to become less attractive.

The relationship between the United States and foreign governments could be subject to sudden fluctuation and periodic tension. For instance, the United States may announce its intention to impose quotas on certain imports. Such import quotas may adversely affect political relations between the two countries and result in retaliatory countermeasures by the foreign government in industries that may affect our ultimate target business. Changes in political conditions in foreign countries and changes in the state of U.S. relations with such countries are difficult to predict and could adversely affect our operations or cause potential target businesses or their goods and services to become less attractive. Because we are not limited to any specific industry, there is no basis for investors in our initial public offering to evaluate the possible extent of any impact on our ultimate operations if relations are strained between the United States and a foreign country in which we acquire a target business.

If any dividend is declared in the future and paid in a foreign currency, you may be taxed on a larger amount in U.S. dollars.

If you are a U.S. Holder of our ordinary shares, you will be taxed on the U.S. dollar value of your dividends, if any, at the time you receive them, even if you actually receive a smaller amount of U.S. dollars when the payment is in fact converted into U.S. dollars. Specifically, if a dividend is declared and paid in a foreign currency, the amount of the dividend distribution that you must include in your income as a U.S. Holder will be the U.S. dollar value of the payments made in the foreign currency, determined at the spot rate of the foreign currency to the U.S. dollar on the date the dividend distribution is includible in your income, regardless of whether the payment is in fact converted into U.S. dollars. Thus, if the value of the foreign currency decreases before you actually convert the currency into U.S. dollars, you will be taxed on a larger amount in U.S. dollars than the U.S. dollar amount that you will actually ultimately receive.

After our initial business combination, substantially all of our assets may be located in a foreign country and substantially all of our revenue may be derived from our operations in such country. Accordingly, our results of operations and prospects will be subject, to a significant extent, to the economic, political and legal policies, developments and conditions in the country in which we operate.

After our initial business combination, substantially all of our assets may be located in another foreign country and substantially all of our revenue may be derived from our operations in such country. The economic, political and social conditions, as well as government policies, of the country in which our operations are located could affect our business. If in the future such country’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could materially and adversely affect our ability to find an attractive target business with which to consummate our initial business combination and if we effect our initial business combination, the ability of that target business to become profitable.

Currency policies may cause a target business’ ability to succeed in the international markets to be diminished.

In the event we acquire a non-U.S. target, all revenues and income would likely be received in a foreign currency, the dollar equivalent of our net assets and distributions, if any, could be adversely affected by reductions in the value of the local currency. The value of the currencies in our target regions fluctuate and are affected by, among other things, changes in political and economic conditions. Any change in the relative value of such currency against our reporting currency may affect the attractiveness of any target business or, following consummation of our initial business combination, our financial condition and results of operations. Additionally, if a currency appreciates in value against the dollar prior to the consummation of our initial business combination, the cost of a target business as measured in dollars will increase, which may make it less likely that we are able to consummate such transaction.

Many of the economies in Asia are experiencing substantial inflationary pressures which may prompt the governments to take action to control the growth of the economy and inflation that could lead to a significant decrease in our profitability following our initial business combination.

While many of the economies in Asia have experienced rapid growth over the last two decades, they currently are experiencing inflationary pressures. As governments take steps to address the current inflationary pressures, there may be significant changes in the availability of bank credits, interest rates, limitations on loans, restrictions on currency conversions and foreign investment. There also may be imposition of price controls. If prices for the products of our ultimate target business rise at a rate that is insufficient to compensate for the rise in the costs of supplies, it may have an adverse effect on our profitability. If these or other similar restrictions are imposed by a government to influence the economy, it may lead to a slowing of economic growth. Because we are not limited to any specific industry, the ultimate industry that we operate in may be affected more severely by such a slowing of economic growth.

Many industries in Asia are subject to government regulations that limit or prohibit foreign investments in such industries, which may limit the potential number of acquisition candidates.

Governments in many Asian countries have imposed regulations that limit foreign investors’ equity ownership or prohibit foreign investments altogether in companies that operate in certain industries. As a result, the number of potential acquisition candidates available to us may be limited or our ability to grow and sustain the business, which we ultimately acquire will be limited.

If a country in Asia enacts regulations in industry segments that forbid or restrict foreign investment, our ability to consummate our initial business combination could be severely impaired.

Many of the rules and regulations that companies face concerning foreign ownership are not explicitly communicated. If new laws or regulations forbid or limit foreign investment in industries in which we want to complete our initial business combination, they could severely impair our candidate pool of potential target businesses. Additionally, if the relevant central and local authorities find us or the target business with which we ultimately complete our initial business combination to be in violation of any existing or future laws or regulations, they would have broad discretion in dealing with such a violation, including, without limitation:

●	levying fines;

●	revoking our business and other licenses;

●	requiring that we restructure our ownership or operations; and

●	requiring that we discontinue any portion or all of our business

Any of the above could have an adverse effect on our company post-business combination and could materially reduce the value of your investment.

Corporate governance standards in Asia may not be as strict or developed as in the United States and such weakness may hide issues and operational practices that are detrimental to a target business.

General corporate governance standards in some countries are weak in that they do not prevent business practices that cause unfavorable related party transactions, over-leveraging, improper accounting, family company interconnectivity and poor management. Local laws often do not go far enough to prevent improper business practices. Therefore, shareholders may not be treated impartially and equally as a result of poor management practices, asset shifting, conglomerate structures that result in preferential treatment to some parts of the overall company, and cronyism. The lack of transparency and ambiguity in the regulatory process also may result in inadequate credit evaluation and weakness that may precipitate or encourage financial crisis. In our evaluation of a business combination, we will have to evaluate the corporate governance of a target and the business environment, and in accordance with United States laws for reporting companies take steps to implement practices that will cause compliance with all applicable rules and accounting practices. Notwithstanding these intended efforts, there may be endemic practices and local laws that could add risk to an investment we ultimately make and that result in an adverse effect on our operations and financial results.

Risks Associated with Acquiring and Operating a Target Business with its Primary Operations in China

As set forth herein, our efforts in identifying a prospective target business will not be limited to a particular country. We may target an initial business combination with a company located in China. Because of such potential ties to China, we may be subjected to Chinese laws, rules and regulations. Accordingly, in addition to the risk factors referred above, we have set forth some of the primary risks we have identified in seeking to consummate our initial business combination with a company having its primary operations in China.

The PRC government has indicated its intent to intervene in or influence a PRC company’s business operations at any time or to exert more oversight and control over offerings conducted overseas and foreign investment in PRC-based issuers. This could result in a material change in a PRC company’s business operations post-business combination and/or the value of its securities. Additionally, governmental and regulatory interference could significantly limit or completely hinder a target company’s ability to offer or continue to offer securities to investors post-business combination and cause the value of such securities to significantly decline or be worthless.

Although our offices are located in London, England, and our sponsor being predominantly controlled by a Macau national, we may be subject to certain risks relating to regulatory oversight by the PRC government. This may significantly limit our ability to search for candidates for our initial business combination. In particular, changes in the policies, regulations, rules, and the enforcement of laws of the PRC government may be adopted quickly with little advance notice. The PRC government may also intervene or influence our search for a target business or the completion of an initial business combination at any time because our sponsor is predominantly controlled by a Macau national. This could significantly and negatively impact our search for a target business and/or the value of our securities.

The PRC government has recently sought to exert more oversight and control over offerings that are conducted overseas or foreign investment in China-based issuers. On February 17, 2023, the CSRC promulgated the Trial Administrative Measures of Overseas Securities Offering and Listing by Domestic Companies (the “Trial Measures”), which took effect on March 31, 2023. The Trial Measures supersede prior rules and clarified and emphasized several aspects, which include but are not limited to: (1) comprehensive determination of the “indirect overseas offering and listing by PRC domestic companies” in compliance with the principle of “substance over form” and particularly, an issuer will be required to go through the filing procedures under the Trial Measures if the following criteria are met at the same time: (a) 50% or more of the issuer’s operating revenue, total profit, total assets or net assets as documented in its audited consolidated financial statements for the most recent accounting year comes from PRC domestic companies, and (b) the main parts of the issuer’s business activities are conducted in mainland China, or its main places of business are located in mainland China, or the senior managers in charge of its business operation and management are mostly Chinese citizens or domiciled in mainland China; (2) exemptions from immediate filing requirements for issuers that (a) have already been listed or registered but not yet listed in foreign securities markets, including U.S. markets, prior to the effective date of the Trial Measures, (b) are not required to re-perform the regulatory procedures with the relevant overseas regulatory authority or the overseas stock exchange, and (c) whose such overseas securities offering or listing shall be completed before September 30, 2023, provided however that such issuers shall carry out filing procedures as required if they conduct refinancing or are involved in other circumstances that require filing with the CSRC; (3) a negative list of types of issuers banned from listing or offering overseas, such as (a) issuers whose listing or offering overseas has been recognized by the State Council of the PRC as a possible threat to national security, (b) issuers whose affiliates have been recently convicted of bribery and corruption, (c) issuers under ongoing criminal investigations, and (d) issuers under major disputes regarding equity ownership; (4) issuers’ compliance with web security, data security, and other national security laws and regulations; (5) issuers’ filing and reporting obligations, such as the obligation to file with the CSRC after it submits an application for initial public offering to overseas regulators, and the obligation after offering or listing overseas to report to the CSRC material events including a change of control or voluntary or forced delisting of the issuer; and (6) the CSRC’s authority to fine both issuers and their shareholders between one and 10 million RMB for failure to comply with the Trial Measures, including failure to comply with filing obligations or committing fraud and misrepresentation.

On February 24, 2023, the CSRC and several other administrations jointly released the revised Provisions on Strengthening Confidentiality and Archiving Administration of Overseas Securities Offering and Listing by Domestic Companies (the “Archives Rules”), which came into effect on March 31, 2023. The Archives Rules apply to both overseas direct offerings and overseas indirect offerings. The Archives Rules provides that, among other things, (1) in relation to the overseas listing activities of PRC domestic enterprises, the PRC domestic enterprises are required to strictly comply with the relevant requirements on confidentiality and archives management, establish a sound confidentiality and archives system, and take necessary measures to discharge their confidentiality and archives management responsibilities; (2) if a PRC domestic enterprise is required to publicly disclose or provide to any securities companies or other securities service providers or overseas regulators or individuals, any materials that contain state secrets or government work secrets (where there is ambiguity or dispute on whether it is state secret or government work secret, a request shall be submitted to the competent government authority for determination), during the course of its overseas offering or listing, the PRC domestic enterprise shall apply for approval from competent authorities and file with the secrecy administrative department at the same level; and (3) working papers produced in China by securities companies and other securities service institutions, who provide such PRC domestic enterprises with securities services during their overseas issuance and listing, should be stored in the PRC, and the transmission of any such working papers to recipients outside China must be approved following the applicable PRC regulations.

In addition, the PRC has proposed new rules in 2021 that would require companies collecting or holding large amounts of data to undergo a cybersecurity review prior to listing in foreign countries, a move that would significantly tighten oversight over large China-based internet companies. On November 14, 2021, the CAC publicly solicited comments on the Regulation on Network Data Security Management (Consultation Draft), which stipulated that data processors that undertake data processing activities using internet networks within China are required to apply for cybersecurity review if they conduct data processing activities that will or may have an impact on China’s national security. The review is mandatory if the data processor controls more than 1 million users’ personal information and intends to be listed in a foreign country, or if the data processor seeks to be listed in Hong Kong. As of the date of this Report, the Draft Regulation on Network Data Security Management is published for public comments only, the final version and effective date of which are subject to change with substantial uncertainty. On December 28, 2021, the CAC, jointly with 12 departments under the State Council, implemented the Measures for Cybersecurity Review, which became effective on February 15, 2022. According to the Measures for Cybersecurity Review, operators of critical information infrastructure purchasing network products and services, and data processors carrying out data processing activities that affect or may affect China’s national security, are required to conduct a cybersecurity review. Operators, including operators of critical information infrastructure and data processors, who control more than one million users’ personal information must report to the Cyber Security Review Office for a cybersecurity review if they intend to be listed in a foreign country.

On June 10, 2021, the Standing Committee of the PRC National People’s Congress (“SCNPC”), promulgated the PRC Data Security Law, which took effect in September 2021. The PRC Data Security Law imposes data security and privacy obligations on entities and individuals carrying out data activities, and introduces a data classification and hierarchical protection system based on the importance of data in economic and social development, and the degree of harm it will cause to national security, public interests, or legitimate rights and interests of individuals or organizations when such data is tampered with, destroyed, leaked, illegally acquired or used. The PRC Data Security Law also provides for a national security review procedure for data activities that may affect national security and imposes export restrictions on certain data. On August 20, 2021, the SCNPC adopted the Personal Information Protection Law, which took effect as of November 1, 2021. The Personal Information Protection Law includes the basic rules for personal information processing, the rules for cross-border provision of personal information, the rights of individuals in personal information processing activities, the obligations of personal information processors, and the responsibilities for collection, processing, and use of personal information.

Based on our understanding of currently applicable PRC laws and regulations, our registered public offering in the U.S. is not subject to the review or prior approval of the CAC or the CSRC, and their oversight will not impact our officers and directors or their search for a target company. Further, we currently believe that the regulations or policies that have been issued by the CAC to date are not applicable to our officers and directors. Since none of our officers and directors has engaged in data activities or the processing of personal information in China, we believe our officers and directors are in full compliance with the regulations and policies that have been issued by the CAC to date. However, uncertainties still exist due to the possibility that laws, regulations, or policies in the PRC could change rapidly in the future. Any future action by the PRC government expanding the categories of industries, persons and companies whose foreign securities offerings are subject to review by the CSRC or the CAC could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and could cause the value of such securities to significantly decline or be worthless.

We have not entered into a definitive agreement with respect to any specific business combination. Our initial business combination target company may include a PRC target company. It is uncertain whether such PRC target company will be involved in the collection of user data, implicate cybersecurity, or involve any other type of restricted industry. Given the PRC authorities have significant discretion in interpreting and applying the relevant cybersecurity and data laws and regulations, there is a risk that any potential target business of ours may be subject to cybersecurity review or other regulatory actions even though it is not based or located in and does not conduct its principal business operations in China. Furthermore, if CSRC approval is required for our initial business combination, it is uncertain whether we are able to and how long it will take for us to obtain such approval, and, even if we obtain such CSRC approval, the approval could be rescinded. Any failure to obtain or any delay in obtaining CSRC approval for our potential initial business combination with a PRC target company, or a rescission of such approval may subject us to sanctions imposed by the CSRC or other PRC regulatory authorities, which could include fines and penalties on our operations in China, restrictions or limitations on our ability to pay dividends outside of China, and other forms of sanctions that may materially and adversely affect our business, financial condition, and results of operations and the value of our securities. To avoid such risk, we may avoid completing an initial business combination with such a target business and instead pursue other opportunities, which may limit the pool of attractive targets. As a result, our search for a target company may be adversely affected, which could result in a material change in our operations and/or the value of the securities we are registering for sale.

U.S. laws and regulations, such as the HFCAA, may restrict or eliminate our ability to complete a business combination with certain companies, particularly those acquisition candidates with substantial operations in mainland China or Hong Kong.

Pursuant to the Holding Foreign Companies Accountable Act (the “HFCAA”) and related regulations, if we have filed an audit report issued by a registered public accounting firm that the PCAOB has determined that it is unable to inspect and investigate completely, the SEC will identify us as a “Commission-identified Issuer,” and the trading of our securities on any U.S. national securities exchanges, as well as any over-the-counter trading in the United States, will be prohibited if we are identified as a Commission-identified Issuer for two consecutive years. On December 16, 2021, the PCAOB issued a report on its determinations that it is unable to inspect or investigate completely PCAOB-registered public accounting firms headquartered in mainland China and Hong Kong, and identified the registered public accounting firms in mainland China and Hong Kong that were subject to such determinations. In August 2022, the PCAOB, the CSRC and the Ministry of Finance of the PRC signed the Statement of Protocol, which establishes a specific and accountable framework for the PCAOB to conduct inspections and investigations of PCAOB-governed accounting firms in mainland China and Hong Kong. On December 15, 2022, the PCAOB announced that it was able to secure complete access to inspect and investigate PCAOB-registered public accounting firms headquartered in mainland China and Hong Kong in 2022. The PCAOB Board vacated its previous 2021 determinations that the PCAOB was unable to inspect or investigate completely registered public accounting firms headquartered in mainland China and Hong Kong. However, whether the PCAOB will continue to be able to satisfactorily conduct inspections of PCAOB-registered public accounting firms headquartered in mainland China and Hong Kong is subject to uncertainties and depends on a number of factors out of our and our auditor’s control. The PCAOB continues to demand complete access in mainland China and Hong Kong moving forward and pursues ongoing investigations and initiate new investigations as needed. The PCAOB has also indicated that it will act immediately to consider the need to issue new determinations with the HFCAA if needed.

Our financial statements contained in the annual report on Form 10-K for the fiscal year ended December 31, 2023 have been audited by an independent registered public accounting firm, MaloneBailey, LLP, which is headquartered in Houston, Texas, and has not been identified as a firm subject to the PCAOB’s determination. MaloneBailey, LLP is registered with the PCAOB and is subject to laws in the United States, pursuant to which the PCAOB conducts regular inspections to assess its compliance with applicable professional standards. However, if it is later determined that the PCAOB is unable to inspect or investigate completely our auditor for two consecutive years because of a position taken by an authority in a foreign jurisdiction, Nasdaq would delist our securities, including our units, ordinary shares and rights, and the SEC would prohibit them from being traded on a national securities exchange or in the over-the-counter trading market in the U.S. For example, if we effect our initial business combination with a business located in mainland China and Hong Kong, of which the auditor is located in mainland China and Hong Kong, with operations in and which performs audit operations in mainland China and Hong Kong, a jurisdiction where the PCAOB has been unable to conduct inspections without the approval of the relevant authorities, the work of such auditor as it relates to those operations may not be inspected by the PCAOB. The HFCAA would restrict our ability to consummate a business combination with a target business unless that business met certain standards of the PCAOB. The HFCAA also requires public companies to disclose, among other things, whether they are owned or controlled by a foreign government, specifically, those based in China. Therefore, we may not be able to consummate a business combination with a favorable target business due to relevant laws. Furthermore, if our securities are delisted and prohibited from being traded on a national securities exchange or in the over-the-counter trading market in the U.S. for such reasons, it would substantially impair your ability to sell or purchase our securities when you wish to do so, and the risk and uncertainty associated with potential delisting and prohibition would have a negative impact on the price of our securities. Such delisting and prohibition could also significantly affect our ability to raise capital on acceptable terms, or at all, which would have a material adverse effect on our business, financial condition and prospects.

Compliance with the PRC Antitrust law may limit our ability to effect our initial business combination.

The PRC Antitrust Law became effective on August 1, 2008. The government authorities in charge of antitrust matters in China are the Antitrust Commission and other antitrust authorities under the State Council. The PRC Antitrust Law regulates (1) monopoly agreements, including decisions or actions in concert that preclude or impede competition, entered into by business operators; (2) abuse of dominant market position by business operators; and (3) concentration of business operators that may have the effect of precluding or impeding competition. To implement the Antitrust Law, in 2008, the State Council formulated the regulations that require filing of concentration of business operators, pursuant to which concentration of business operators refers to (1) merger with other business operators; (2) gaining control over other business operators through acquisition of equity interest or assets of other business operators; and (3) gaining control over other business operators through exerting influence on other business operators through contracts or other means. In 2009, the Ministry of Commerce, which oversees the Antitrust Commission, promulgated the Measures for Filing of Concentration of Business Operators (amended by the Guidelines for Filing of Concentration of Business Operators in 2014), which set forth the criteria of concentration and the document filing requirements. The business combination we contemplate may be considered the concentration of business operators, and to the extent required by the Antitrust Law and the criteria established by the State Council, we must file with the antitrust authority under the PRC State Council prior to conducting the contemplated business combination. If the antitrust authority decides not to further investigate whether the contemplated business combination has the effect of precluding or impeding competition or fails to make a decision within 30 days from receipt of relevant materials, we may proceed to consummate the contemplated business combination. If the antitrust authority decides to prohibit the contemplated business combination after further investigation, we must terminate such business combination and would then be forced to either attempt to complete a new business combination if it is within nine or months (or up to 21 or months if we extend the period of time to consummate a business combination, and depending on the occurrence of the Event, as described in more detail in this Report) from the closing of our initial public offering or we would be required to return any amounts which were held in the trust account to our shareholders. When we evaluate a potential business combination, we will consider the need to comply with the Antitrust Law and other relevant regulations which may limit our ability to effect an acquisition or may result in our modifying or not pursuing a particular transaction.

If we become directly subject to the recent scrutiny, criticism and negative publicity involving U.S.-listed Chinese companies, we may have to expend significant resources to investigate and resolve the matter, which could harm our business operations and our reputation and could result in a loss of your investment in our ordinary shares, especially if such matter cannot be addressed and resolved favorably.

Recently, U.S. public companies that have substantially all of their operations in China have been subjected to intense scrutiny, criticism and negative publicity by investors, financial commentators and regulatory agencies, such as the SEC. Much of the scrutiny, criticism and negative publicity has centered around financial and accounting irregularities, a lack of effective internal controls over financial accounting, inadequate corporate governance policies or a lack of adherence thereto and, in many cases, allegations of fraud. As a result of the scrutiny, criticism and negative publicity, the publicly traded stock of many U.S.-listed Chinese companies has sharply decreased in value and, in some cases, has become virtually worthless. Many of these companies are now subject to shareholder lawsuits and SEC enforcement actions and are conducting internal and external investigations into the allegations. It is not clear what effect this sector-wide scrutiny, criticism and negative publicity will have on our company if we target a PRC company for our initial business combination. If we become the subject of any unfavorable allegations, whether or not such allegations are proven to be true, we will have to expend significant resources to investigate such allegations and/or defend our company and our decisions. This situation may be a major distraction to our management. If such allegations are not proven to be groundless, we will be severely hampered and your investment in our securities post business combination could be rendered worthless.

Regulations relating to the transfer of state-owned property rights in enterprises may increase the cost of our acquisitions and impose an additional administrative burden on us.

The legislation governing the acquisition of a PRC state-owned company contains stringent governmental regulations. The transfer of state-owned property rights in enterprises must take place through a government-approved “state-owned asset exchange,” and the value of the transferred property rights must be evaluated by those Chinese appraisal firms qualified to perform “state-owned assets evaluations.” The final price must not be less than 90% of the appraisal price. Additionally, bidding/auction procedures are essential in the event that there is more than one potential transferee. In the case of an acquisition by foreign investors of state-owned enterprises, the acquirer and the seller must make a resettlement plan to properly resettle the employees, and the resettlement plan must be approved by the Employees’ Representative Congress. The seller must pay all unpaid wages and social welfare payments from the existing assets of the target company to the employees. These regulations may adversely affect our ability to acquire a PRC state-owned business or assets.

Our initial business combination may be subject to national security review by the PRC government and we may have to spend additional resources and incur additional time to complete any such business combination or be prevented from pursuing certain investment opportunities.

On February 3, 2011, the PRC government issued a Notice Concerning the Establishment of Security Review Procedure on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors (the Security Review Regulations), which became effective on March 5, 2011. The Security Review Regulations cover acquisitions by foreign investors of a broad range of PRC enterprises if such acquisitions could result in de facto control by foreign investors and the enterprises relate to military, national defense, important agriculture products, important energy and natural resources, important infrastructures, important transportation services, key technologies or important equipment manufacturing. The scope of the review includes whether the acquisition will impact national security, economic and social stability, and the research and development capabilities of key national security-related technologies. Foreign investors should submit a security review application to the Ministry of Commerce for its initial review for a contemplated acquisition. If the acquisition is considered to be within the scope of the Security Review Regulations, the Ministry of Commerce will transfer the application to a joint security review committee within five business days for further review. The joint security review committee, consisting of members from various PRC government agencies, will conduct a general review and seek comments from relevant government agencies. The joint security review committee may initiate a further special review and request the termination or restructuring of the contemplated acquisition if it determines that the acquisition will result in a significant national security issue.

The Security Review Regulations will potentially subject a large number of mergers and acquisitions transactions by foreign investors in China to an additional layer of regulatory review. Currently, there is significant uncertainty as to the implication of the Security Review Regulations. Neither the Ministry of Commerce nor other PRC government agencies have issued any detailed rules for the implementation of the Security Review Regulations. If, for example, our potential initial business combination is with a target company operating in the PRC in any of the sensitive sectors identified above, the transaction will be subject to the Security Review Regulations, and we may have to spend additional resources and incur additional time to complete any such acquisition. We may also be prevented from pursuing certain investment opportunities if the PRC government considers that the potential investments will result in a significant national security issue.

There are uncertainties in the interpretation and enforcement of PRC laws and regulations that could limit the legal protections available to you and us.

Our sponsor is predominantly controlled by a Macau national, and we may seek to acquire a company that is based in China in an initial business combination. The uncertainties in the interpretation and enforcement of PRC laws, rules and regulations would apply to us if we were to acquire a company that is based in China, regardless of whether we have a direct ownership structure post-business combination. Because of such ties to China, we may be governed by PRC laws and regulations. PRC companies and variable interest entities are generally subject to laws and regulations applicable to foreign investments in China and, in particular, laws and regulations applicable to wholly foreign-owned enterprises. The PRC legal system is based on statutes. Prior court decisions may be cited for reference but have limited precedential value.

Since 1979, PRC legislation and regulations have significantly enhanced the protections afforded to various forms of foreign investments in China. However, China has not developed a fully integrated legal system and recently enacted laws and regulations may not sufficiently cover all aspects of economic activities in China. In particular, because these laws and regulations are relatively new, and because of the limited volume of published decisions and their nonbinding nature, the interpretation and enforcement of these laws and regulations involve uncertainties. In addition, the PRC legal system is based in part on government policies and internal rules (some of which are not published on a timely basis or at all) that may have a retroactive effect. As a result, we may not be aware of our violation of these policies and rules until sometime after the violation. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention.

Changes in China’s economic, political or social conditions or government policies could have a material adverse effect on the business, results of operations and financial condition of a Chinese target company we may pursue as an acquisition target in the future.

If our initial business combination target is a company with operations in China, its business, prospects, financial condition and results of operations may be influenced to a significant degree by political, economic and social conditions in China generally and by continued economic growth in China as a whole.

The Chinese economy differs from the economies of most developed countries in many respects, including the amount of government involvement, level of development, growth rate, control of foreign exchange and allocation of resources. To date, the government still owns a substantial portion of productive assets in China. Although the PRC government has implemented measures emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets and the establishment of improved corporate governance in business enterprises, a substantial portion of productive assets in China is still owned by the government. In addition, the PRC government continues to play a significant role in regulating industry development by imposing industrial policies. The PRC government also exercises significant control over China’s economic growth through allocating resources, controlling payment of foreign currency-denominated obligations, setting monetary policy, and providing preferential treatment to particular industries or companies. Given the PRC government’s significant oversight and discretion over the conduct of business of any China-based company that we may target for an initial business combination, the PRC government may intervene or influence the operations of our target at any time, which could result in a material change in our operations and/or value of the securities we are registering for sale.

While the Chinese economy has experienced significant growth over past decades, growth has been uneven, both geographically and among various sectors of the economy. Any adverse changes in economic conditions in China, in the policies of the PRC government or in the laws and regulations in China could materially adversely affect the overall economic growth of China. Such developments could adversely affect our business and operating results, reducing demand for our services and adversely affect our competitive position.

The PRC government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures may benefit the overall Chinese economy, but may negatively affect us. In the past the PRC government has implemented certain measures, including interest rate adjustments, to control the pace of economic growth. These measures may decrease economic activity in China, which may adversely affect our business and operating results.

You may face difficulties in protecting your interests and exercising your rights as a shareholder if we were to conduct substantially all of our operations in China, and almost all of our officers and directors currently and will likely reside outside the U.S.

Although we are incorporated in the Cayman Islands, our initial business combination target may have substantially all of its operations in China. Further, all of our current officers and almost all of our directors reside outside the U.S. and substantially all of the assets of those persons are located outside of the U.S. It may be difficult for you to conduct due diligence on our company or such directors in your election of the directors and attend shareholders meetings if the meetings are held in China. We would likely have one shareholder meeting each year at a location to be determined, potentially in China. As a result of all of the above, our public shareholders may have more difficulty in protecting their interests through actions against our management, directors or major shareholders than would shareholders of a corporation doing business entirely or predominantly within the U.S.

Governmental control of currency conversion may affect the value of your investment.

The PRC government imposes controls on the convertibility of the Renminbi into foreign currencies and, in certain cases, the remittance of currency out of China. We may consummate a business combination with a target business based in and primarily operating in China, after which the operating companies in China upon consummation of the business combination may receive substantially all of their revenues in Renminbi. Under existing PRC foreign exchange regulations, payments in foreign currencies of current account items, including profit distributions, interest payments and trade and service-related foreign exchange transactions, can be made without prior approvals of the PRC State Administration of Foreign Exchange, or SAFE, by complying with certain procedural requirements. Specifically, under the existing exchange restrictions, without prior approvals of SAFE, cash generated from the operations of PRC operating companies in China may be used to pay dividends. However, approvals from or registration with appropriate government authorities are required where Renminbi is to be converted into foreign currencies and remitted out of China to pay capital expenses such as the repayment of loans denominated in foreign currencies.

As a result, the PRC subsidiaries of the combined company will need to obtain SAFE approval to pay off their debt in a currency other than Renminbi owed to any entities outside China or to make other capital expenditure payments outside China in a currency other than Renminbi.

In light of the flood of capital outflows of China in 2016 due to the weakening Renminbi, the PRC government has imposed more restrictive foreign exchange policies and stepped-up scrutiny over major outbound capital movements including overseas direct investment. More restrictions and substantial vetting process have been put in place by SAFE to regulate cross-border transactions that fall under the capital account transactions. The PRC government may in the future at its discretion further restrict access to foreign currencies for current account transactions. If the foreign exchange control regulations prevent the combined company from obtaining sufficient foreign currencies from its PRC subsidiaries to satisfy its capital demands, the combined company may not be able to pay dividends in foreign currencies to its shareholders.

If our initial business combination target has the majority of its operations in China, the PRC regulation on loans to, and direct investment in, such a PRC subsidiary by offshore holding companies and governmental control of currency conversion may restrict our ability to make loans or capital contributions to such subsidiary, which could materially and adversely affect our liquidity and our ability to fund and expand our business post-business combination.

If our initial business combination target has the majority of its operations in China, it may become necessary or desirable for us to make loans or capital contributions to our PRC subsidiary after the completion of our initial business combination. Our ability to make such loans or capital contributions may be restricted by certain PRC laws and regulations, including but not limited to the Notice of the State Administration of Foreign Exchange on Reforming the Administration of Foreign Exchange Settlement of Capital of Foreign invested Enterprises (“SAFE Circular 19”), effective on June 1, 2015, and the Notice of the State Administration of Foreign Exchange on Reforming and Standardizing the Foreign Exchange Settlement Management Policy of Capital Account (“SAFE Circular 16”), effective on June 9, 2016, each promulgated by SAFE, which impose limitations on offshore entities in transferring foreign currencies to PRC persons.

In light of the various requirements imposed by PRC regulations, for example, SAFE Circular 19 and SAFE Circular 16, on loans to, and direct investment in, a PRC subsidiary by offshore holding companies, and the fact that the PRC government may at its discretion restrict access to foreign currencies for current account transactions in the future, we cannot assure you that we will be able to complete the necessary government registrations or obtain the necessary government approvals on a timely basis, if at all, with respect to future loans by us to a PRC subsidiary or with respect to future capital contributions by us to a PRC subsidiary. If we fail to complete such registrations or obtain such approvals, our ability to conduct our business post-initial business combination and to capitalize or otherwise fund PRC operations may be negatively affected, which could materially and adversely affect our liquidity and our ability to fund and expand our business.

PRC regulations relating to offshore investment activities by PRC residents may limit our ability to inject capital in our Chinese subsidiaries and Chinese subsidiaries’ ability to change their registered capital or distribute profits to the combined company or otherwise expose it or its PRC resident beneficial owners to liability and penalties under PRC laws.

In July 2014, SAFE promulgated the Circular on Relevant Issues Concerning Foreign Exchange Control on Domestic Residents’ Offshore Investment and Financing and Roundtrip Investment Through Special Purpose Vehicles (“SAFE Circular 37”). SAFE Circular 37 requires PRC residents (including PRC individuals and PRC corporate entities as well as foreign individuals that are deemed as PRC residents for foreign exchange administration purpose) to register with SAFE or its local branches in connection with their direct or indirect offshore investment activities. SAFE Circular 37 is applicable to our shareholders who are PRC residents and may be applicable to any offshore acquisitions that we make in the future.

Under SAFE Circular 37, PRC residents who make, or have prior to the implementation of SAFE Circular 37 made, direct or indirect investments in offshore special purpose vehicles, or SPVs, will be required to register such investments with SAFE or its local branches. In addition, any PRC resident who is a direct or indirect shareholder of an SPV, is required to update its filed registration with the local branch of SAFE with respect to that SPV, to reflect any material change, including, among other things, any major change of a PRC resident shareholder, name or term of operation of the SPV, or any increase or reduction of the SPV’s registered capital, share transfer or swap, merger or division. Moreover, any subsidiary of such SPV in China is required to urge the PRC resident shareholders to update their registration with the local branch of SAFE. If any PRC shareholder of such SPV fails to make the required registration or to update the previously filed registration, the subsidiary of such SPV in China may be prohibited from distributing its profits or the proceeds from any capital reduction, share transfer or liquidation to the SPV, and the SPV may also be prohibited from making additional capital contributions into its subsidiary in China. On February 13, 2015, SAFE promulgated a Notice on Further Simplifying and Improving Foreign Exchange Administration Policy on Direct Investment, or SAFE Notice 13, which became effective on June 1, 2015. Under SAFE Notice 13, applications for foreign exchange registration of inbound foreign direct investments and outbound overseas direct investments, including those required under SAFE Circular 37, will be filed with qualified banks instead of SAFE or its branches. The qualified banks will directly examine the applications and accept registrations under the supervision of SAFE.

We cannot provide assurance that our shareholders that are PRC residents at all times comply with, or in the future make or obtain any applicable registrations or approvals required by, SAFE Circular 37 or other related rules. Failure or inability of the combined company’s PRC resident shareholders to comply with the registration procedures set forth in these regulations may subject the combined company to fines and legal sanctions, restrict its cross-border investment activities, limit the ability of a wholly foreign-owned subsidiary in China to distribute dividends and the proceeds from any reduction in capital, share transfer or liquidation, and the combined company may also be prohibited from injecting additional capital into the subsidiary. Moreover, failure to comply with the various foreign exchange registration requirements described above could result in liability under PRC law for circumventing applicable foreign exchange restrictions. As a result, the combined company’s business operations and the combined company’s ability to distribute profits to you could be materially and adversely affected.

Furthermore, as these foreign exchange regulations are still relatively new and their interpretation and implementation has been constantly evolving, it is unclear how these regulations, and any future regulation concerning offshore or cross-border transactions, will be interpreted, amended and implemented by the relevant government authorities. For example, we may be subject to a more stringent review and approval process with respect to our foreign exchange activities, such as remittance of dividends and foreign currency-denominated borrowings, which may adversely affect our financial condition and results of operations. In addition, if we decide to acquire a PRC domestic company, we cannot assure you that we or the owners of such company, as the case may be, will be able to obtain the necessary approvals or complete the necessary filings and registrations required by the foreign exchange regulations. This may restrict our ability to implement our acquisition strategy and could adversely affect our business and prospects.

We may consummate a business combination with a target business based in and primarily operating in China, after which the PRC subsidiaries of the combined company will be subject to restrictions on dividend payments.

We may consummate a business combination with a target business based in and primarily operating in China. After such business combination, the combined company may rely on dividends and other distributions from the PRC subsidiaries of the combined company to provide it with cash flow and to meet its other obligations. These dividends or other distributions to be paid by the PRC subsidiaries arise from the combined company’s entitlements to substantially all of the economic benefits of the PRC subsidiaries. Current regulations in China would permit the combined company’s PRC subsidiaries to pay dividends only out of their accumulated distributable profits, if any, determined in accordance with Chinese accounting standards and regulations. In addition, the combined company’s PRC subsidiaries in China will be required to set aside at least 10% of their after-tax profits each year to fund their respective statutory reserves (up to an aggregate amount equal to half of their respective registered capital). Such cash reserve may not be distributed as cash dividends. In addition, if the combined company’s PRC subsidiaries incur debt on their own behalf in the future, the instruments governing the debt may restrict their ability to pay dividends or make payments to the combined company or its PRC subsidiaries, as applicable.

The M&A Rules and certain other PRC regulations establish complex procedures for certain acquisitions of Chinese companies by foreign investors, which could make it more difficult for us to pursue a business combination with a China-based business.

The M&A Rules adopted by six PRC regulatory agencies in 2006 and amended in 2009, and some other regulations and rules concerning mergers and acquisitions established additional procedures and requirements that could make merger and acquisition activities by foreign investors more time-consuming and complex, including requirements in some instances that the Ministry of Commerce (“MOFCOM”) be notified in advance of any change-of-control transaction in which a foreign investor takes control of a PRC domestic enterprise. Moreover, the Anti-Monopoly Law requires that the anti-monopoly enforcement agency of the State Council (currently the “Anti-Monopoly Bureau of the State Administration for Market Regulation”) shall be notified in advance of any concentration of undertaking if certain thresholds are triggered. In addition, the security review rules issued by MOFCOM that became effective in September 2011 specify that mergers and acquisitions by foreign investors that raise “national defense and security” concerns and mergers and acquisitions through which foreign investors may acquire de facto control over domestic enterprises that raise “national security” concerns are subject to strict review by MOFCOM, and the rules prohibit any activities attempting to bypass a security review, including by structuring the transaction through a proxy or contractual control arrangement. On July 1, 2015, the National Security Law of China took effect, which provided that China would establish rules and mechanisms to conduct national security review of foreign investments in China that may impact national security. On March 15, 2019, the PRC National People’s Congress approved the Foreign Investment Law of China (the “Foreign Investment Law”), which came into effect on January 1, 2020, reiterates that China will establish a security review system for foreign investments. On December 19, 2020, the National Development and Reform Commission (the “NDRC”) and MOFCOM jointly issued the Measures for the Security Review of Foreign Investments (the “New FISR Measures”), which was made according to the National Security Law and the Foreign Investment Law and became effective on January 18, 2021. The New FISR Measures further expand the scope of national security review on foreign investment compared to the existing rules, while leaving substantial room for interpretation and speculation.

The M&A Rules have also introduced aspects of economic and substantive analysis of the target business and the acquirer and the terms of the transaction by MOFCOM and the other governing agencies through submissions of an appraisal report, an evaluation report and the acquisition agreement, all of which form part of the application for approval, depending on the structure of the transaction. The regulations also prohibit a transaction at an acquisition price obviously lower than the appraised value of the Chinese business or assets. The regulations require that in certain transaction structures, the consideration must be paid within strict time periods, generally not in excess of a year. In asset transactions there must be no harm of third parties and the public interest in the allocation of assets and liabilities being assumed or acquired.

In the future, we may pursue a business combination with a China-based business. Complying with the requirements of the above-mentioned regulations and other relevant rules to complete such transactions could be time-consuming. These regulations will limit our ability to negotiate various terms of a possible business combination with a PRC target company, including aspects of the initial consideration, contingent consideration, holdback provisions, indemnification provisions and provisions relating to the assumption and allocation of assets and liabilities. Transaction structures involving trusts, nominees and similar entities are prohibited. Therefore, we may not be able to negotiate a transaction with terms that will satisfy our investors and protect our shareholders’ interests in an acquisition of a PRC target company. Furthermore, any required approval processes, including obtaining approval from MOFCOM, any other relevant PRC governmental authorities or their respective local counterparts may delay or inhibit our ability to complete such transactions, which could affect our ability to expand our business or maintain our market share.

Enhanced scrutiny over acquisition transactions by the PRC tax authorities may have a negative impact on potential acquisitions we may pursue in the future.

The PRC tax authorities have enhanced their scrutiny over the direct or indirect transfer of certain taxable assets, including, in particular, equity interests in a PRC resident enterprise, by a non-resident enterprise by promulgating and implementing SAT Circular 59 and Circular 698, which became effective in January 2008, and Circular 7 in replacement of some of the existing rules in Circular 698, which became effective in February 2015.

Under Circular 698, where a non-resident enterprise conducts an “indirect transfer” by transferring the equity interests of a PRC “resident enterprise” indirectly by disposing of the equity interests of an overseas holding company, the non-resident enterprise, being the transferor, may be subject to PRC corporate income tax if the indirect transfer is considered to be an abusive use of company structure without reasonable commercial purposes. As a result, gains derived from such indirect transfer may be subject to PRC tax at a rate of up to 10%. Circular 698 also provides that, where a non-PRC resident enterprise transfers its equity interests in a PRC resident enterprise to its related parties at a price lower than the fair market value, the relevant tax authority has the power to make a reasonable adjustment to the taxable income of the transaction.

In February 2015, the SAT issued Circular 7 to replace the rules relating to indirect transfers in Circular 698. Circular 7 has introduced a new tax regime that is significantly different from that under Circular 698. Circular 7 extends its tax jurisdiction to not only indirect transfers set forth under Circular 698 but also transactions involving transfer of other taxable assets, through the offshore transfer of a foreign intermediate holding company. In addition, Circular 7 provides clearer criteria than Circular 698 on how to assess reasonable commercial purposes and has introduced safe harbors for internal group restructurings and the purchase and sale of equity through a public securities market. Circular 7 also brings challenges to both the foreign transferor and transferee (or other person who is obligated to pay for the transfer) of the taxable assets. Where a non-resident enterprise conducts an “indirect transfer” by transferring the taxable assets indirectly by disposing of the equity interests of an overseas holding company, the non-resident enterprise being the transferor, or the transferee, or the PRC entity which directly owned the taxable assets may report to the relevant tax authority such indirect transfer. Using a “substance over form” principle, the PRC tax authority may disregard the existence of the overseas holding company if it lacks a reasonable commercial purpose and was established for the purpose of reducing, avoiding or deferring PRC tax. As a result, gains derived from such indirect transfer may be subject to PRC corporate income tax, and the transferee or other person who is obligated to pay for the transfer is obligated to withhold the applicable taxes, currently at a rate of 10% for the transfer of equity interests in a PRC resident enterprise.

The PRC tax authorities have the discretion under SAT Circular 59, Circular 698 and Circular 7 to make adjustments to the taxable capital gains based on the difference between the fair value of the taxable assets transferred and the cost of investment. Although we currently have no plans to pursue any acquisitions in China or elsewhere in the world, we may pursue acquisitions in the future that may involve complex corporate structures. If we are considered a non-resident enterprise under the PRC corporate income tax law and if the PRC tax authorities make adjustments to the taxable income of the transactions under SAT Circular 59 or Circular 698 and Circular 7, our income tax costs associated with such potential acquisitions will be increased, which may have an adverse effect on our financial condition and results of operations.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

We are a blank check company with no business operations. Since our initial public offering, our sole business activity has been identifying and evaluating suitable acquisition transaction candidates. Therefore, we do not consider that we face significant cybersecurity risk and have not adopted any cybersecurity risk management program or formal processes for assessing cybersecurity risk. We depend on the digital technologies of third parties, and any sophisticated and deliberate attacks on, or security breaches in, systems or infrastructure or the cloud that we utilize, including those of third parties, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data and could have a material adverse effect on our business, financial condition or reputation. Because of our reliance on the technologies of third parties, we also depend upon the personnel and the processes of third parties to protect against cybersecurity threats, and we have no personnel or processes of our own for this purpose.

Our board of directors is generally responsible for the oversight of risks from cybersecurity threats, if there is any. Our management will promptly report to the board of directors on incidents of material cybersecurity risks facing us and any third parties and the measures that may be taken to mitigate such risks. In the event of a cybersecurity incident, we intend to follow an incident response plan, which outlines the steps to be followed from incident identification, mitigation, recovery and notification to legal counsel, senior leadership and the board of directors. We have not encountered any cybersecurity incidents since our initial public offering.

Item 2. Properties

We maintain our principal executive office at 30 Orange Street, London, United Kingdom, WC2H 7HF. We consider our current office space adequate for our current operations. Commencing on the date that our securities are first listed on Nasdaq through the earlier of consummation of our initial business combination and our liquidation, we will pay to an affiliate of our sponsor $10,000 per month for office space, utilities, secretarial and administrative support services provided to members of our management team.

Item 3. Legal Proceedings

There is no material litigation, arbitration or governmental proceeding currently pending against us or any of our officers or directors in their capacity as such, and we and our officers and directors have not been subject to any such proceeding in the 12 months preceding the date of this Report.

Item 4. Mine Safety Disclosures

Not applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)	Market Information

Our units have been traded on Nasdaq under the symbols “DYCQU” since February 21, 2024. The ordinary shares and rights comprising the units will begin to trade separately on the 52nd day after the date of our initial public offering on February 20, 2024, unless the underwriters informs us of their decision to allow earlier separate trading (based upon its assessment of the relative strengths of the securities markets and small capitalization and blank check companies in general, and the trading pattern of, and demand for, our securities in particular), as we have filed with the SEC a Current Report on Form 8-K, which includes an audited balance sheet reflecting our receipt of the proceeds of our initial public offering on February 29, 2024.

As of the date of this Report, the ordinary shares and rights the units have not begun to trade separately. Once the securities comprising the units begin separate trading, the ordinary share and rights are expected to be listed on Nasdaq under the symbols “DYCQ” and “DYCQR,” respectively.

(b)	Holders

As of March 27, 2024, there was two holders of record of our units and 12 holders of record of our ordinary shares.

(c)	Dividends

We have not paid any cash dividends on our ordinary shares as of the date of this Report, and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our then board of directors. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board does not anticipate declaring any dividends in the foreseeable future. If we incur any indebtedness in connection with a business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e)	Performance Graph

Not applicable.

(f)	Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings.

Unregistered Sales of Equity Securities

In August 2022, an aggregate of 1,725,000 insider shares were issued to our initial shareholders, for an aggregate purchase price of $25,000, or approximately $0.01 per share. The insider shares held by our initial shareholders included an aggregate of up to 225,000 shares subject to forfeiture by our sponsor to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that our initial shareholders would collectively own 20.0% of our issued and outstanding shares after our initial public offering (excluding the sale of the private units and the representative shares and assuming our initial shareholders did not purchase units in our initial public offering). On February 21, 2024, the underwriters exercised their over-allotment option in full.

Simultaneously with the closing of our initial public offering on February 23, 2024, we consummated the private placement with DT Cloud Capital Corp., our sponsor, of 234,500 units at a price of $10.00 per private unit. This issuance was made pursuant to Section 4(a)(2) of the Securities Act, as the transaction did not involve a public offering. No underwriting discounts or commissions were paid with respect to the private placement.

Use of Proceeds

On February 23, 2024, we consummated the initial public offering of 6,900,000 units, which includes the exercise in full by the underwriters of their over-allotment option to purchase up to an additional 900,000 units on February 21, 2024. The units were sold at an offering price of $10.00 per unit, generating gross proceeds of $69,000,000. Simultaneously with the closing of our initial public offering on February 23, 2024, we consummated the private placement with DT Cloud Capital Corp., our sponsor, of 234,500 units at a price of $10.00 per private unit, generating total gross proceeds of $2,345,000.

As of February 23, 2024, a total of $69,345,000 of the net proceeds from our initial public offering and the private placement were deposited in a trust account established for the benefit of our public stockholders at Morgan Stanley, with Continental Stock Transfer & Trust Company, acting as trustee.

Brookline Capital Markets, a division of Arcadia Securities, LLC served as the representative of the underwriters of our initial public offering.

The securities sold in our Initial Public Offering were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-267184) (the “Registration Statement”). The SEC declared the Registration Statement effective on February 14, 2024.

From July 7, 2022 (inception) through the closing date of our initial public offering on February 23, 2024, we incurred costs of approximately $2.9 million, consisting of $1.0 million of underwriting commissions, $1.7 million of deferred underwriting commissions and $0.3 million of other offering costs. Following the closing of our initial public offering, $0.8 million was held by Brookline Capital Markets, a division of Arcadia Securities, LLC. On February 23, 2024, $0.8 million was released to our Company and will fund our future working capital needs. The funds were still in transit and included in other receivable balance as of February 23, 2024.

There has been no material change in the planned use of proceeds from our initial public offering and the private placement as described in our final prospectus filed with the SEC on February 20, 2024.

There has been no material change in the planned use of the proceeds from the initial public offering, the overfunding loan and the private placements as is described in the company’s final prospectus related to the initial public offering.

(g)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. [Reserved]

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Financial Statements and Supplementary Data” of this Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Risk Factors” and elsewhere in this Report.

References to the “company,” “our,” “us” or “we” refer to DT Cloud Acquisition Corporation. The following discussion and analysis of the company’s financial condition and results of operations should be read in conjunction with the audited financial statements and the notes related thereto which are included in “Financial Statements and Supplementary Data” of this Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements and Risk Factor Summary,” “Risk Factors” and elsewhere in this Report.

Cautionary Note Regarding Forward-Looking Statements

This Report includes forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings.

Overview

We are a blank check company incorporated in Cayman Islands on July 7, 2022. The company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. Our efforts to identify a prospective target business will not be limited to a particular industry or geographic region. We are an emerging growth company and, as such, we are subject to all of the risks associated with emerging growth companies.

We have neither engaged in any operations nor generated any revenues to date. Our entire activity since inception has been to prepare for our initial public offering, which was consummated on February 23, 2024 and, after the initial public offering, identifying a target company for a business combination.

The issuance of additional shares in connection with a business combination to the owners of the target or other investors:

●	may significantly dilute the equity interest of investors in the initial public offering;

●	may subordinate the rights of holders of our ordinary shares if preference shares are issued with rights senior to those afforded our ordinary shares;

●	could cause a change in control if a substantial number of our ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

●	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us; and

●	may adversely affect prevailing market prices for our units, ordinary shares and/or rights.

Similarly, if we issue debt or otherwise incur significant debt, it could result in:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;

●	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;

●	our inability to pay dividends on our ordinary shares;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

As indicated in the accompanying financial statements, as of December 31, 2023, we had cash and cash in escrow of $494,818 and working deficit of $228,597. Further, we expect to incur significant costs in the pursuit of our initial business combination. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful.

We will have until nine or 12 months from the closing of our initial public offering to complete a business combination depending on the occurrence of the Event. However, if we anticipate that we may not be able to consummate a business combination within nine or 12 months, we may, but are not obligated to, extend the period of time to consummate a business combination month by month (for a total of up to 21 or 24 months to complete a business combination depending on the occurrence of the Event) (the “Combination Period”). In order to extend the time available for us to consummate the initial business combination, the sponsor or its affiliates or designees must deposit into the trust account $207,000 ($0.03 per share) for each monthly extension, on or prior to the applicable deadline (up to an aggregate of $2,484,000), or $0.03 per public share, for an aggregate of twelve months).

If we are unable to consummate an initial business combination within the combination period, we will (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but no more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned (net of taxes payable), which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and our board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of our company, subject in each case to its obligations to provide for claims of creditors and the requirements of applicable law.

Going Concern Consideration

As of December 31, 2023, we had approximately $494,818 in cash and cash in escrow and working capital deficit of approximately $228,597. We had a net loss of $87,271 for the year ended December 31, 2023.

Our liquidity needs prior to the consummation of the initial public offering were satisfied through the receipt of $25,000 from the sale of the insider shares, as well as a promissory note from our sponsor up to an aggregate amount of $300,000 to be used, in part, for transaction costs incurred in connection with the initial public offering. As of December 31, 2023 and 2022, the principal amount due and owing under the promissory note was $217,614 and $151,326, respectively. Subsequent to the consummation of the initial public offering, our liquidity has been satisfied through the net proceeds from the consummation of the initial public offering and the private placement held outside of the trust account. In addition, in order to finance transaction costs in connection with a business combination, sponsor, officers, directors, or their affiliates may provide us with working capital loans as may be required (of which up to $300,000 may be converted into units).

We have incurred and expect to continue to incur significant costs in pursuit of our acquisition plans. We initially had nine months from the consummation of our initial public offering to consummate the initial business combination. If we do not complete a business combination within nine months from the consummation of our initial public offering, we will trigger an automatic winding up, dissolution and liquidation pursuant to the terms of the amended and restated memorandum and articles of association. As a result, this has the same effect as if we had formally gone through a voluntary liquidation procedure under the Companies Act (As Revised) of the Cayman Islands. Accordingly, no vote would be required from our shareholders to commence such a voluntary winding up, dissolution and liquidation. However, we may extend the period of time to consummate a business combination twelve times (for a total of up to 21 months from the consummation of our initial public offering to complete a business combination). If we are unable to consummate our initial business combination by November 22, 2025 (unless further extended), we will, as promptly as possible but not more than ten business days thereafter, redeem 100% of our outstanding public shares for a pro rata portion of the funds held in the trust account, including a pro rata portion of any interest earned on the funds held in the trust account and not necessary to pay taxes, and then seek to liquidate and dissolve. However, we may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of our public shareholders. In the event of dissolution and liquidation, our warrants and rights will expire and will be worthless.

In connection with our assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” our management has determined that if we are unsuccessful in consummating an initial business combination within the prescribed period of time from the closing of our initial public offering, the requirement that we cease all operations, redeem the public shares and thereafter liquidate and dissolve raises substantial doubt about the ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our management has determined that we have funds that are sufficient to fund the working capital needs of us until the consummation of an initial business combination or the winding up of our company as stipulated in the amended and restated memorandum and articles of association. The accompanying financial statements have been prepared in conformity with U.S. GAAP, which contemplate continuation of our company as a going concern.

Liquidity and Capital Resources

On February 23, 2024, we consummated the initial public offering of 6,900,000 units, which includes the exercise in full by the underwriters of their over-allotment option to purchase up to an additional 900,000 units on February 21, 2024. The units were sold at an offering price of $10.00 per unit, generating gross proceeds of $69,000,000. Simultaneously with the closing of our initial public offering on February 23, 2024, we consummated the private placement with DT Cloud Capital Corp., our sponsor, of 234,500 units at a price of $10.00 per private unit, generating total gross proceeds of $2,345,000.

Following our initial public offering and the private placement, a total of $69,345,000 of the net proceeds from our initial public offering and the private placement were deposited in the trust account. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (excluding deferred underwriting commissions and less taxes payable) to complete our initial business combination. We may withdraw interest from the trust account to pay our taxes. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies. We intend to use the funds held outside the trust account primarily for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination.

For the year ended December 31, 2023, cash provided by operating activities was $4,818, primarily due to net loss of $87,271, as adjusted by change in operating assets and liabilities that positively affected our cash flows, including amount due to sponsor of $76,288 and increase in accrued liabilities of, partially offset by changes in operating assets and liabilities that negatively affected our cash flow, including prepayments and deposits of $8,446.

As of December 31, 2023, we had cash at bank of $69,818 and cash in escrow of $425,000.

On August 5, 2022, we issued an unsecured promissory note to the sponsor, pursuant to which we may borrow up to an aggregate principal amount of $300,000 (the “Promissory Note”). The Promissory Note is non-interest-bearing and payable on the consummation of the initial business combination or converted upon consummation of the business combination into additional private units at a price of $10.00 per unit. As of December 31, 2023 and 2022, the principal amount due and owing under the Promissory Note was $217,614 and $151,326, respectively.

As of December 31, 2023 and 2022, we had a temporary advance of $490,000 and nil from the sponsor, respectively. The balance is unsecured, interest-free and has no fixed terms of repayment.

In order to fund working capital deficiencies or finance transaction costs in connection with an initial business combination, our sponsor, officers, directors, or their affiliates may, but are not obligated to, loan us funds as may be required (“Working Capital Loan”). If we complete our initial business combination, we will repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts, but no proceeds from our trust account would be used for such repayment. Up to $300,000 of such loans may be convertible upon consummation of our business combination into private units at a price of $10.00 per unit. As of December 31, 2023 and 2022, the principal amount due and owing under the Working Capital Loan was nil.

Results of Operations

Our entire activity since inception up to December 31, 2023, related to our formation, the preparation for the initial public offering, and since the closing of the initial public offering, the search for a prospective initial business combination. We will not be generating any operating revenues until the closing and completion of our initial business combination, at the earliest. We will generate non-operating income in the form of interest income from the amount held in the trust account.

For the year ended December 31, 2023, we had a net loss of $87,271, which consisted of formation and operating costs of $87,271.

For the period from July 7, 2022 (inception) to December 31, 2022, we had a net loss of $81,326, which consisted of formation and operating costs of $81,326.

Contractual Obligations

Registration Rights

Pursuant to a registration rights agreement entered into on February 23, 2024, the holders of the insider shares, private placement units (including securities contained therein), and units (including securities contained therein) that may be issued on conversion of working capital loans or extension loans (and) are entitled to registration rights pursuant to a registration rights agreement signed on the effective date of our initial public offering requiring us to register such securities for resale. The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of initial business combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. We will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The underwriters are to a cash underwriting discount of 2.5% of the gross proceeds of the initial public offering, or $1,725,000, upon the closing of the initial business combination. On February 23, 2024 we issued 103,500 ordinary shares of $0.0001 par value each to Brookline Capital Markets, a division of Arcadia Securities, at the closing of our initial public offering as part of representative compensation, which have been and received by Brookline.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of income and expenses during the periods reported. Actual results could materially differ from those estimates. A critical accounting estimate to our financial statements includes the valuation of ordinary shares subject to possible redemption. We have not identified any critical accounting estimates.

Off-Balance Sheet Arrangements and Contractual Obligations

As of December 31, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

JOBS Act

We qualify as an “emerging growth company” under the JOBS Act and are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We elected to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

As an “emerging growth company”, we are not required to, among other things, (1) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (2) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (3) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (4) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our initial public offering or until we are no longer an “emerging growth company,” whichever is earlier.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 8. Financial Statements and Supplementary Data

This information appears following Item 15 of this Report and is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this Report, our disclosure controls and procedures were not effective as of December 31, 2023, because of the identification of the material weaknesses in our internal control over financial reporting relating to (1) inadequate segregation of duties within account processes due to limited personnel, and (2) insufficient written policies and procedure for accounting, IT, financial reporting and record keeping. In light of these material weaknesses, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. GAAP. Accordingly, management believes that the financial statements included in this Report present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

Management’s Report on Internal Controls Over Financial Reporting

This Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal year ended December 31, 2023 covered by this Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except for the below:

Our principal executive officer and principal financial officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for certain complex financial instruments. The company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.

Item 9B. Other Information

On October 26, 2022, the SEC approved final rules that require public companies to adopt, enforce, and disclose policies to recover excess incentive-based compensation from current and former executive officers in the event of an accounting restatement, whether or not the executive officer was at fault for the restatement, as mandated by Section 954 of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “final rules”). In 2023, pursuant to the final rules, Nasdaq established listing standards in Nasdaq Listing Rule 5608 that require listed companies to adopt and comply with a compensation recovery policy by December 1, 2023.

We have adopted our Compensation Recovery Policy to comply with the final rules and Nasdaq Listing Rule 5608, which is attached as Exhibit 97 to this Report.

Item 9C. Disclosures Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Position
Shaoke Li	40	Chairperson of the Board of Directors, Director and Chief Executive Officer
Guojian Chen	32	Chief Financial Officer and Director
Michael David Osowski	53	Independent Director
Olivia Wenxi He	45	Independent Director
Thomas Trent Stout	46	Independent Director

Below is a summary of the business experience of each our executive officers and directors:

Shaoke Li. Mr. Li is our Chief Executive Officer, Director and Chairperson of the Board of Directors. Mr. Li has over 11 years of experience in international trade and investment. From October 2017 to August 2022, Mr. Li served as the secretary to the board of director and head of investor relations of Canaan Inc.(Nasdaq: CAN), a company which provide semiconductor solutions. From November 2016 to July 2017, Mr. Li served as a partner of Zhejiang Yinxinggu Capital, an investment fund. From February 2015 to October 2016, Mr. Li served as the legal representative and vice general manager of investment at Yifang Investment Co., Ltd., an investment company. From March 2014 to October 2016, Mr. Li served as the director of capital markets department at Yifang (Shanghai) Commercial Factoring Co., Ltd. Mr. Li obtained a bachelor’s degree in accountancy from the Concordia University in Canada in 2008. We believe that Mr. Li is qualified to serve on our board of directors based on his solid experience in the international trade and investment industries.

Guojian Chen. Mr. Chen is our Chief Financial Officer and Director. Since March 2021, Mr. Chen has been the chief financial officer and director of Alpha Star Acquisition Corporation (Nasdaq: ALSA), a blank check company. Since May 2020, Mr. Chen has been the secretary of the board of directors of Board of Beijing ChinaReel Art Exchange Inc., a leading copyright operator focusing on high-quality video content. From February 2021 to December 2022, Mr. Chen was an independent director of Venus Acquisition Corporation (Nasdaq: Vena), previously a blank check company, now known as MicroAlgo Inc. (Nasdaq: MLGO). From May 2019 to May 2020, Mr. Chen served as a director of Beijing Zhongqixinhe Enterprise Management Consulting Co., Ltd., a financial advisory firm with focuses on financial, real estate and TMT industry. From July 2018 to May 2019, Mr. Chen served as an analyst of Zhongrong Huitong Investment Fund Management (Zhuhai) Co., Ltd, an investment fund. Mr. Chen received his Bachelor of Management degree from Renmin University of China in 2015, and Master of Finance from the University of Chinese Academy of Sciences in June 2018. We believe that Mr. Chen is qualified to serve on our board of directors based on his solid experience in the business and finance industry.

Michael David Osowski. Mr. Osowski is our Independent Director. Since January 2022, Mr. Osowski has been serving in a strategic business development role with Priority Power Management, LLC, an energy management and consulting services firm focused on energy supply, information, and demand management. From May 2015 to January 2022, Mr. Osowski served as the president and the chief executive officer of Trident Operating Company, LLC, a company which operates various companies in multiple industries including energy, food services, and sporting events. Mr. Osowski has been serving as a board member of Texas Hydrogen Alliance, the Warrior Health Foundation and Houston Constable Precinct One since 2022, 2020 and 2021, respectively. Mr. Osowski obtained a bachelor’s degree in communication from Ohio University in 1993. We believe that Mr. Osowski is qualified to serve on our board of directors based on his solid experience in holding various management positions.

Olivia Wenxi He. Ms. He is our Independent Director. Ms. He has over 15 years of experience in the investment banking industry. Since June 2021, Ms. He serves as the chief financial officer of Metal Sky Star Acquisition Corporation (Nasdaq: MSSA), a special purpose acquisition company. Since February 2019, Ms. He serves as chief investment officer at KX Power Limited, an asset management company based in London, specializing in the development and management of renewable energy and power generation assets. From January 2010 to January 2018, Ms. He served as the managing director and global head of Commodity Exchange Traded Products at Bank of America Merrill Lynch, an investment bank. Ms. He holds master’s degrees in both Mathematical Finance and Engineering from University of Toronto, and a bachelor’s degree in engineering from Tongji University. Ms. He holds Chartered Financial Analyst Level 2. We believe that Ms. He is qualified to serve on our board of directors based on her solid experience in the investment banking industry.

Thomas Trent Stout. Mr. Stout is our Independent Director. Since July 2020, Mr. Stout has been the senior managing director and the head of blockchain of Priority Power Management, LLC, an energy management and consulting services firm focused on energy supply, information, and demand management. Since July 2020, Mr. Stout has been a partner, president and a senior advisory team member of KX Power Limited, an asset management company based in London. From January 2017 to June 2020, Mr. Stout served as a founder and principal of PowerLink Partners, LLC, an investment vehicle and consulting firm focused on the energy industry. From April 2012 to December 2016, Mr. Stout served as a managing director and a head of global commodity index & products of Bank of America Corporation (NYSE: BAC) in Houston and London, a multinational investment bank and financial services holding company. He obtained a master’s degree in business administration from the University of Chicago, and a bachelor’s degree in business administration from Texas Christian University, in 2004 and 2000, respectively. We believe that Mr. Stout is qualified to serve on our board of directors based on his solid experience in the investment banking and asset management industries.

Number and Terms of Office of Officers and Directors

All of board of directors hold office until the next annual general meeting. In accordance with the Nasdaq corporate governance requirements, we are not required to hold an annual general meeting until one year after our first fiscal year end following our listing on the Nasdaq.

Prior to the completion of an initial business combination, any vacancy on the board of directors may be filled by a nominee chosen by a majority of our directors.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office.

Our board of directors is authorized to appoint persons to the offices set forth in our amended and restated memorandum and articles of association as it deems appropriate. Our amended and restated memorandum and articles of association provide that our officers may consist of one or more chairman of the board of directors, chief executive officer, president, chief financial officer, vice presidents, secretary, treasurer and such other offices as may be determined by the board of directors.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. Our board of directors has determined that Mr. Michael David Osowski, Ms. Olivia Wenxi He and Mr. Thomas Trent Stout are “independent directors” as defined in the Nasdaq listing standards. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

We will only enter into a business combination if it is approved by a majority of our independent directors. Additionally, we will only enter into transactions with our officers and directors and their respective affiliates that are on terms no less favorable to us than could be obtained from independent parties. Any related-party transactions must also be approved by our audit committee and a majority of disinterested independent directors.

Committees of the Board of Directors

Our board of directors has three standing committees: an audit committee, a corporate governance and nominating committee and a compensation committee. Subject to phase-in rules and a limited exception, the rules of the Nasdaq and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors.

Subject to phase-in rules and a limited exception, the rules of the Nasdaq require that the compensation committee and the nominating committee of a listed company be comprised solely of independent directors.

Audit Committee

We have established an audit committee of the board of directors. Mr. Michael David Osowski, Ms. Olivia Wenxi He and Mr. Thomas Trent Stout serve as members of our audit committee. Our board of directors has determined that each of Mr. Michael David Osowski, Ms. Olivia Wenxi He and Mr. Thomas Trent Stout are independent under the Nasdaq listing standards and applicable SEC rules. Ms. Olivia Wenxi He serves as the Chairperson of the audit committee. Under the Nasdaq listing standards and applicable SEC rules, all the directors on the audit committee must be independent. Each member of the audit committee is financially literate and our board of directors has determined that Ms. Olivia Wenxi He qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

●	reviewing and discussing with management and the independent auditor the annual audited financial statements, and recommending to the board whether the audited financial statements should be included in our Form 10-K;

●	discussing with management and the independent auditor significant financial reporting issues and judgments made in connection with the preparation of our financial statements;

●	discussing with management major risk assessment and risk management policies;

●	monitoring the independence of the independent auditor;

●	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

●	inquiring and discussing with management our compliance with applicable laws and regulations;

●	pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;

●	appointing or replacing the independent auditor;

●	determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work; and

●	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies.

Corporate Governance and Nominating Committee

We have established a corporate governance and nominating committee of our board of directors. The members of our nominating committee are Mr. Michael David Osowski, Ms. Olivia Wenxi He and Mr. Thomas Trent Stout. Mr. Thomas Trent Stout serves as chairperson of the nominating committee. Under the Nasdaq listing standards, we are required to have a corporate governance and nominating committee composed entirely of independent directors. Our board of directors has determined that each of Mr. Michael David Osowski, Ms. Olivia Wenxi He and Mr. Thomas Trent Stout are independent.

The corporate governance and nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The corporate governance and nominating committee considers persons identified by its members, management, shareholders, investment bankers and others.

Guidelines for Selecting Director Nominees

The guidelines for selecting nominees, which are specified in the Corporate Governance and Nominating Committee Charter, generally provide that persons to be nominated:

●	should have demonstrated notable or significant achievements in business, education or public service;

●	should possess the requisite intelligence, education and experience to make a significant contribution to the board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and

●	should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the shareholders.

The corporate governance and nominating committee will consider a number of qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on the board of directors. The corporate governance and nominating committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The board of directors will also consider director candidates recommended for nomination by our shareholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of shareholders (or, if applicable, a special meeting of shareholders). Our shareholders that wish to nominate a director for election to the board of directors should follow the procedures set forth in our memorandum and articles of association. The corporate governance and nominating committee does not distinguish among nominees recommended by shareholders and other persons.

Compensation Committee

We have established a compensation committee of our board of directors. The members of our compensation committee are Mr. Michael David Osowski, Ms. Olivia Wenxi He and Mr. Thomas Trent Stout. Mr. Michael David Osowski serves as chairperson of the compensation committee.

Under the Nasdaq listing standards, we are required to have a compensation committee composed entirely of independent directors. Our board of directors has determined that each of Mr. Michael David Osowski, Ms. Olivia Wenxi He and Mr. Thomas Trent Stout. are independent. The compensation committee’s duties, which are specified in our Compensation Committee Charter, include, but are not limited to:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

●	reviewing and approving the compensation of all of our other executive officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	reviewing and approving the compensation disclosure and analysis prepared by Company management to be included in our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Notwithstanding the foregoing, as indicated above, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing shareholders, including our directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

Compensation Committee Interlocks and Insider Participation

None of our officers currently serves, and in the past year has not served, as a member of the compensation committee of any entity that has one or more officers serving on our board of directors.

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees. You may review the document by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Conflicts of Interest

Under Cayman Islands law, directors owe the following fiduciary duties:

●	duty to act in good faith in what the director believes to be in the best interests of the company as a whole;

●	duty to exercise powers for the purposes for which those powers were conferred and not for a collateral purpose;

●	directors should not improperly fetter the exercise of future discretion;

●	duty not to put themselves in a position in which there is a conflict between their duty to the company and their personal interests; and

●	duty to exercise independent judgment.

In addition to the above, directors also owe a duty of care which is not fiduciary in nature. This duty has been defined as a requirement to act as a reasonably diligent person having both the general knowledge, skill and experience that may reasonably be expected of a person carrying out the same functions as are carried out by that director in relation to the company and the general knowledge, skill and experience of that director.

As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position. However, in some instances what would otherwise be a breach of this duty can be forgiven and/or authorized in advance by the shareholders provided that there is full disclosure by the directors. This can be done by way of permission granted in the memorandum and articles of association or alternatively by shareholder approval at general meetings.

Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. In addition, conflicts of interest may arise when our board evaluates a particular business opportunity with respect to the above-listed criteria. We cannot assure you that any of the above-mentioned conflicts will be resolved in our favor. Furthermore, most of our officers and directors have pre-existing fiduciary obligations to other businesses of which they are officers or directors. To the extent they identify business opportunities which may be suitable for the entities to which they owe pre-existing fiduciary obligations, our officers and directors will honor those fiduciary obligations. Accordingly, it is possible they may not present opportunities to us that otherwise may be attractive to us unless the entities to which they owe pre-existing fiduciary obligations and any successors to such entities have declined to accept such opportunities.

In order to minimize potential conflicts of interest which may arise from multiple corporate affiliations, each of our officers and directors has contractually agreed, pursuant to a written agreement with us, until the earliest of a business combination, our liquidation or such time as he ceases to be an officer or director, to present to our company for our consideration, prior to presentation to any other entity, any suitable business opportunity which may reasonably be required to be presented to us, subject to any pre-existing fiduciary or contractual obligations he might have.

The following table summarizes the other relevant pre-existing fiduciary or contractual obligations of our officers and directors:

Name of Individual	Name of Affiliated Company	Affiliation
Mr. Guojian Chen	Alpha Star Acquisition Corporation (Nasdaq: ALSA)	Chief Financial Officer and Director
	Board of Beijing ChinaReel Art Exchange Inc.	Secretary of the Board of Directors

Mr. Michael David Osowski	Priority Power Management, LLC	Strategic Business Development

Ms. Olivia Wenxi He	KX Power Limited	Chief Investment Officer

	Metal Sky Star Acquisition Corporation	Chief Financial Officer

Mr. Thomas Trent Stout	Priority Power Management, LLC	Senior Managing Director and the Head of Blockchain

	KX Power Limited	Partner, President and Senior Advisory Team Member

Potential investors should also be aware of the following other potential conflicts of interest:

●	Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our officers are not obligated to contribute any specific number of hours per week to our affairs.

●	Our sponsor subscribed for insider shares prior to the date of the final prospectus in connection with our initial public offering and has purchased private placement units in a transaction that closed simultaneously with the closing of our initial public offering.

●	Our initial shareholders have agreed to waive their rights to liquidating distributions from the trust account with respect to their insider shares and private shares if we fail to complete our initial business combination within the nine-month (or up to 21-month) time period.

●	Our initial shareholders have agreed, pursuant to written letter agreements with us, (A) to vote their insider shares, respectively, (as well as any public shares acquired in or after our initial public offering) in favor of any proposed business combination, (B) not to propose, or vote in favor of, an amendment to our amended and restated memorandum and articles of association that would stop our public shareholders from converting or selling their shares to us in connection with a business combination or affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete a business combination within nine or 12 months (as such period may be extended up to 21 or 24 months, depending on the occurrence of the Event, at the election of the Company, either in lieu of a shareholder vote or if a shareholder vote has been unsuccessful, subject to the satisfaction of certain conditions or by the Company’s shareholders in accordance with our memorandum and articles of association) from the closing of our initial public offering unless we provide public shareholders with the opportunity to redeem their public shares from the trust account in connection with any such vote, (C) not to convert any insider shares (as well as any other shares acquired in or after our initial public offering) into the right to receive cash from the trust account in connection with a shareholder vote to approve our proposed initial business combination (or sell any shares they hold to us in a tender offer in connection with a proposed initial business combination) or a vote to amend the provisions of our amended and restated memorandum and articles of association relating to shareholders’ rights or pre-business combination activity and (D) that the insider shares shall not participate in any liquidating distribution upon winding up if a business combination is not consummated.

●	Our initial shareholders have agreed not to transfer, assign or sell any of the insider shares and representative shares, respectively, (except to certain permitted transferees) until the earlier of (1) one year after the completion of our initial business combination; or (2) after the date of the consummation of our initial business combination, and subsequently, we consummate a liquidation, merger, stock exchange or other similar transaction which results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property (the “Lock-Up”).

●	Our initial shareholders have agreed not to transfer, assign or sell any of the insider shares, respectively, (except to certain permitted transferees) until (1) the earlier of one year after the date of the consummation of our initial business combination; or (2) after the date of the consummation of our initial business combination, and subsequently, we consummate a liquidation, merger, share exchange or other similar transaction which results in all of our shareholders having the right to exchange their shares for cash, securities or other property. Notwithstanding the foregoing, the insider shares will be released from the Lock-Up (1) on the earlier of 150 days after the date of the consummation of our initial business combination and the date on which the closing price of our ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share capitalizations, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after our initial business combination or (2) after the date of the consummation of our initial business combination, which results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property.

●	Our initial shareholders have also agreed not to transfer, assign or sell any of private units (including the ordinary shares issuable upon exercise of the private units), until 30 days after the completion of our initial business combination (except with respect to permitted transferees). Any permitted transferees will be subject to the same restrictions and other agreements of our initial shareholders with respect to any insider shares and the private units, as applicable. However, if after our initial business combination, there is a transaction whereby all the outstanding shares are exchanged or redeemed for cash (as would be the case in a post-asset sale liquidation) or another issuer’s shares, then the insider shares or the private units (or any shares of ordinary shares thereunder) shall be permitted to participate.

●	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors is included by a target business as a condition to any agreement with respect to our initial business combination. In addition, our sponsor, officers and directors may sponsor, form or participate in other blank check companies similar to ours during the period in which we are seeking an initial business combination. Any such companies may present additional conflicts of interest in pursuing an acquisition target, particularly in the event there is overlap among investment mandates.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors or making the acquisition through a joint venture or other form of shared ownership with our sponsor, directors or officers. In the event we seek to complete our initial business combination with a company that is affiliated with our sponsor or any of our officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that such initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

Furthermore, in no event will our initial shareholders or any of our existing officers or directors, or their respective affiliates be paid by us any finder’s fee, consulting fee, or other compensation prior to, or for any services they render, in order to effectuate the completion of our initial business combination. Further, commencing on the date our securities are first listed on the Nasdaq, we will also reimburse an affiliate of our sponsor for secretarial and administrative support services provided to us in the amount of $10,000 per month.

We cannot assure you that any of the above-mentioned conflicts will be resolved in our favor.

If we seek shareholder approval, we will complete our initial business combination only if we obtain the approval of an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company. In such case, our initial shareholders, officers and directors have agreed to vote their founder shares and public shares, if any, in favor of our initial business combination.

Limitation on Liability and Indemnification of Officers and Directors

Our amended and restated memorandum and articles of association provide that, subject to certain limitations, the company shall indemnify its directors and officers against all costs, expenses, losses or liabilities incurred in defending (whether successfully or otherwise) any civil, criminal, administrative or investigative proceedings (whether threatened, pending or completed) concerning the company or its affairs in any court or tribunal, whether in the Cayman Islands or elsewhere. Such indemnity only applies if the person acted honestly and in good faith with a view to what the person believes is in the best interests of the company and, in the case of criminal proceedings, the person had no reasonable cause to believe that their conduct was unlawful. The decision of the directors as to whether the person acted honestly and in good faith and with a view to the best interests of the company and as to whether the person had no reasonable cause to believe that his conduct was unlawful and is, in the absence of fraud, sufficient for the purposes of the amended and restated memorandum and articles of association, unless a question of law is involved. The termination of any proceedings by any judgment, order, settlement, conviction or the entering of a nolle prosequi does not, by itself, create a presumption that the person did not act honestly and in good faith and with a view to the best interests of the company or that the person had reasonable cause to believe that his conduct was unlawful.

We have entered into agreements with our officers and directors to provide contractual indemnification in addition to the indemnification provided for in our memorandum and articles of association. Our memorandum and articles of association also will permit us to purchase and maintain insurance on behalf of any officer or director who at the request of the Company is or was serving as a director or officer of, or in any other capacity is or was acting for, another company or a partnership, joint venture, trust or other enterprise, against any liability asserted against the person and incurred by the person in that capacity, whether or not the company has or would have had the power to indemnify the person against the liability as provided in the memorandum and articles of association. We have purchased a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

These provisions may discourage shareholders from bringing a lawsuit against our directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against officers and directors pursuant to these indemnification provisions.

We believe that these provisions, the insurance and the indemnity agreements are necessary to attract and retain talented and experienced officers and directors.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling us pursuant to the foregoing provisions, we have been informed that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is theretofore unenforceable.

Item 11. Executive Compensation

Executive Officer and Director Compensation

No compensation was awarded to, earned by, or paid to our officers or directors for the last completed fiscal year. Commencing on the date that our securities are first listed on Nasdaq through the earlier of consummation of our initial business combination and our liquidation, we will pay to an affiliate of our sponsor $10,000 per month for office space, utilities, secretarial and administrative support services provided to members of our management team. In addition, our sponsor, officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors and audit committee, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged.

Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, will be paid by the company to our initial shareholders, officers and directors, or their respective affiliates, prior to completion of our initial business combination.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting, management or other fees from the combined company. All these fees will be fully disclosed to shareholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our shareholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our executive officers will be determined by a compensation committee constituted solely of independent directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after the initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March 27, 2024 based on information obtained from the persons named below, with respect to the beneficial ownership of our ordinary shares, by:

●	each person known by us to be the beneficial owner of more than 5% of our issued and outstanding ordinary shares;

●	each of our executive officers and directors; and

●	all of our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all of our ordinary shares beneficially owned by them.

In the table below, the percentage ownership is based on 8,963,000 ordinary shares (which includes ordinary shares that are underlying the units) issued and outstanding as of March 27, 2024. The following table does not reflect record of beneficial ownership of any ordinary shares issuable upon conversion of rights as the rights are not convertible within 60 days of this Report.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	Approximate Percentage of Outstanding Ordinary Shares
DT Cloud Capital Corp. (our sponsor)(2)	1,959,500	21.9%
Shaoke Li(3)	—	—
Guojian Chen(3)	—	—
Michael David Osowski(3)	—	—
Olivia Wenxi He(3)	—	—
Thomas Trent Stout(3)	—	—
All directors and executive officers (five individuals) as a group	—	—
Infinity-Star Holdings Limited(4)	—	—
Ip Ping Ki(5)	—	—
All initial shareholders as a group	1,959,500	21.9%

(1)	Unless otherwise indicated, the business address of each of the individuals is c/o DT Cloud Acquisition Corporation, 30 Orange Street, London, United Kingdom, WC2H 7HF.

(2)	Represents shares held by DT Cloud Capital Corp., our sponsor. The address for our sponsor is Ritter House, Wickhams Cay II, PO Box 3170, Road Town, Tortola VG1110, British Virgin Islands.

(3)	Such individual does not beneficially own any of our ordinary shares.

(4)	Infinity-Star Holdings Limited holds 20% of the outstanding shares of DT Cloud Capital Corp.

(5)	Mr. Ip Ping Ki holds 80% of the outstanding shares of DT Cloud Capital Corp.

Our sponsor, officers and directors are deemed to be our “promoter” as such term is defined under the federal securities laws.

Our initial shareholders beneficially own 21.9% of our issued and outstanding ordinary shares. Because of this ownership block, our sponsor may be able to effectively influence the outcome of all other matters requiring approval by our shareholders, including amendments to our amended and restated memorandum and articles of association and approval of significant corporate transactions including our initial business combination.

Our initial shareholders have agreed (a) to vote any insider shares and public shares held by them in favor of any proposed business combination and (b) not to redeem any insider shares or public shares held by them in connection with a shareholder vote to approve a proposed initial business combination.

Transfers of Insider Shares

The insider shares are each subject to transfer restrictions pursuant to lock-up provisions in the agreements entered into by our initial shareholders and management team. Our initial shareholders have agreed not to transfer, assign or sell any of the insider shares (except to certain permitted transferees) until the earlier of (1) one year after the completion of our initial business combination; or (2) after the date of the consummation of our initial business combination, and subsequently, we consummate a liquidation, merger, stock exchange or other similar transaction which results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property.

Notwithstanding the foregoing, the insider shares will be released from the Lock-Up (1) on the earlier of 150 days after the date of the consummation of our initial business combination and the date on which the closing price of our ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share capitalizations, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after our initial business combination or (2) after the date of the consummation of our initial business combination which results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property. Additionally, our initial shareholders have also agreed not to transfer, assign or sell any of private units (including the ordinary shares issuable upon exercise of the private units) until 30 days after the completion of our initial business combination (except with respect to permitted transferees).

The permitted transferees shall mean (i) among the initial shareholders or to the initial shareholders’, Brookline or our officers, directors or their respective affiliates (including for transfers to an entity’s members upon its liquidation), (ii) to a holder’s shareholders or members upon the holder’s liquidation, in each case if the holder is an entity, (iii) by bona fide gift to a member of the holder’s immediate family or to a trust, the beneficiary of which is the holder or a member of the holder’s immediate family, in each case for estate planning purposes, (iv) by virtue of the laws of descent and distribution upon death, (v) pursuant to a qualified domestic relations order, (vi) to us for no value for cancellation in connection with the consummation of our initial business combination, (vii) in connection with the consummation of a business combination at prices no greater than the price at which the shares were originally purchased, (viii) in the event of our liquidation prior to its consummation of an initial business combination or (ix) in the event that, subsequent to the consummation of an initial business combination, we complete a liquidation, merger, share exchange or other similar transaction which results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property, in each case (except for clauses (vi), (viii) or (ix) or with our prior written consent) on the condition that prior to such registration for transfer, the transfer agent shall be presented with written documentation pursuant to which each transferee or the trustee or legal guardian for such transferee agrees to be bound by the transfer restrictions contained in this paragraph and any other applicable agreement the transferor is bound by.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Insider Shares and Private Placement

In August 2022, an aggregate of 1,725,000 insider shares were issued to our initial shareholders, for an aggregate purchase price of $25,000, or approximately $0.01 per share.

The 1,725,000 insider shares held by our initial shareholders including an aggregate of up to 225,000 shares subject to forfeiture by our sponsor to the extent that the underwriters’ over-allotment is not exercised in full or in part, so that the initial shareholders will collectively own 20.0% of our issued and outstanding shares after our initial public offering (assuming the initial shareholders do not purchase any public units in the our initial public offering and excluding ordinary shares contained with the private units). The sponsor paid an aggregate purchase price of $25,000 for the issuance of 1,725,000 of our ordinary shares. On February 21, 2024, the underwriters exercised their over-allotment option in full.

Simultaneously with the closing of our initial public offering on February 23, 2024, we consummated the private placement with DT Cloud Capital Corp., our sponsor, of 234,500 units at a price of $10.00 per private unit. This issuance was made pursuant to Section 4(a)(2) of the Securities Act, as the transaction did not involve a public offering. No underwriting discounts or commissions were paid with respect to the private placement.

Related Party Loans and Advances

On August 5, 2022, we issued an unsecured promissory note to the sponsor, pursuant to which we may borrow up to an aggregate principal amount of $300,000 (the “Promissory Note”). The Promissory Note is non-interest-bearing and payable on the consummation of the initial business combination or converted upon consummation of the business combination into additional private units at a price of $10.00 per unit.

From inception to December 31, 2022, we borrowed $176,326 and used $25,000 of the proceeds from issuance of 1,725,000 of our ordinary shares to pay off the loan. As of December 31, 2023 and 2022, the principal amount due and owing under the Promissory Note was $217,614 and $151,326, respectively.

As of December 31, 2023 and 2022, we had a temporary advance of $490,000 and nil from the sponsor, respectively. The balance is unsecured, interest-free and has no fixed terms of repayment.

We will have until nine or 12 months from the closing of our initial public offering to complete a business combination depending on the occurrence of the Event. However, if we anticipate that we may not be able to consummate a business combination within nine or 12 months, we may, but are not obligated to, extend the period of time to consummate a business combination month by month (for a total of up to 21 or 24 months to complete a business combination depending on the occurrence of the Event). In order to extend the time available for us to consummate a business combination, the initial shareholders or their affiliates or designees must deposit into the trust account $207,000 ($0.03 per share in either case), on or prior to the applicable deadline.

Administrative Services Arrangement

We pay to an affiliate of our sponsor $10,000 per month for secretarial and administrative support services, commencing as of the date that our securities were first listed on the Nasdaq. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. For the periods from inception to December 31, 2023 and 2022, respectively, we paid administrative expense of nil and nil, respectively.

No compensation of any kind, including finder’s and consulting fees, will be paid to our initial shareholders, officers and directors, or their respective affiliates, for services rendered prior to or in connection with the completion of an initial business combination. However, our sponsor, officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors and audit committee, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting, management or other fees from the combined company. All these fees will be fully disclosed to shareholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our shareholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our executive officers will be determined by a compensation committee constituted solely of independent directors.

Working Capital Loans

In order to finance transaction costs in connection with our initial business combination, the sponsor or an affiliate of the sponsor or certain of our directors and officers may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). If we complete an initial business combination, we would repay the Working Capital Loans out of the proceeds of the trust account released to us. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the trust account. In the event that the initial business combination does not close, we may use a portion of proceeds held outside the trust account to repay the Working Capital Loans, but no proceeds held in the trust account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of the initial business combination, without interest, or, at the lender’s discretion, up to $300,000. As of December 31, 2023 and 2022, the principal amount due and owing under the Working Capital Loan was nil.

Registration Rights

Pursuant to a registration rights agreement entered into on February 23, 2024, the holders of the insider shares, private placement units (including securities contained therein), and units (including securities contained therein) that may be issued on conversion of working capital loans or extension loans (and) are entitled to registration rights pursuant to a registration rights agreement signed on the effective date of our initial public offering requiring us to register such securities for resale. The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of initial business combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. We will bear the expenses incurred in connection with the filing of any such registration statements.

Conflicts of Interest

As more fully discussed in “Part III, Item 10. Directors, Executive Officers and Corporate Governance—Conflicts of Interest,” if any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

Related Party Policy

Our Code of Conduct and Ethics requires us to avoid, wherever possible, all related party transactions that could result in actual or potential conflicts of interests, except under guidelines approved by the board of directors (or the audit committee). Related-party transactions are defined as transactions in which (1) the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year, (2) we or any of our subsidiaries is a participant, and (3) any (a) executive officer, director or nominee for election as a director, (b) greater than 5% beneficial owner of our ordinary shares, or (c) immediate family member, of the persons referred to in clauses (a) and (b), has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10% beneficial owner of another entity). A conflict-of-interest situation can arise when a person takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives improper personal benefits as a result of his or her position.

We also require each of our directors and executive officers to annually complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

Our audit committee, pursuant to its written charter, is responsible for reviewing and approving related-party transactions to the extent we enter into such transactions. All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions will require prior approval by our audit committee and a majority of our uninterested “independent” directors, or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our audit committee and a majority of our disinterested independent directors determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties. Additionally, we require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize potential conflicts of interest, we have agreed not to consummate a business combination with an entity which is affiliated with any of our initial shareholders unless we obtain an opinion from an independent investment banking firm that the business combination is fair to our unaffiliated shareholders from a financial point of view. Furthermore, in no event will any of our existing officers, directors or initial shareholders, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the consummation of a business combination.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person who has no material relationship with the listed company (either directly or as a partner, shareholders or officer of an organization that has a relationship with the company). Our board of directors has determined that each of Mr. Michael David Osowski, Ms. Olivia Wenxi He and Mr. Thomas Trent Stout are “independent directors” as defined in the rules of the Nasdaq and applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Item 14. Principal Accountant Fees and Services

MaloneBailey, LLP acts as our independent registered public accounting firm. Fees for professional services provided by our independent registered public accounting firm since inception include:

	For the Year Ended December 31, 2023	For the Period from July 7, 2022 (Inception) to December 31, 2022
Audit Fees(1)	$100,000	$60,000
Audit-Related Fees(2)	—	—
Tax Fees(3)	—	—
All Other Fees(4)	—	—
Total	$100,000	$60,000

(1)	Audit Fees. Audit fees consist of fees billed for professional services rendered by our independent registered public accounting firm related to our initial public offering process, our annual financial statements, or services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings or engagements.

(2)	Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards.

(3)	Tax Fees. Tax fees consist of fees billed for professional services rendered by our independent registered public accounting firm for tax compliance, tax advice and tax planning.

(4)	All Other Fees. All other fees consist of fees billed for all other services.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our initial public offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Form 10-K:

(1)	Financial Statements:

(2)	Financial Statement Schedules:

None.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

Exhibit No.	Description

3.1	Amended and Restated Memorandum and Articles of Association (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-41967) filed with the SEC on February 23, 2024)

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1, as amended (File No. 333-267184), initially filed with the SEC on August 31, 2022)

4.2	Specimen Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1, as amended (File No. 333-267184), initially filed with the SEC on August 31, 2022)

4.3	Specimen Rights Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1, as amended (File No. 333-267184), initially filed with the SEC on August 31, 2022)

4.4	Rights Agreement, dated February 20, 2024, by and between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-41967) filed with the SEC on February 23, 2024)

4.5	Description of Registrant’s Securities*

10.1	Investment Management Trust Account Agreement, dated February 20, 2024, by and between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K (File No. 001-41967) filed with the SEC on February 23, 2024)

10.2

Registration Rights Agreement, dated February 20, 2024, among the Company, Continental Stock Transfer & Trust Company and the initial shareholders (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K (File No. 001-41967) filed with the SEC on February 23, 2024)

10.3	Subscription Agreement, dated February 20, 2024, by and between the Company and the Sponsor ( incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K (File No. 001-41967) filed with the SEC on February 23, 2024)

10.4	Letter Agreement, dated February 20, 2024, among the Company and each of the officers and directors of the Company (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-41967) filed with the SEC on February 23, 2024)

10.5	Letter Agreement, dated February 20, 2024, by and between the Company and the Sponsor (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-41967) filed with the SEC on February 23, 2024)

10.6	Investment Management Trust Agreement, dated February 20, 2024, by and between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K (File No. 001-41967) filed with the SEC on February 23, 2024)

10.7	Stock Escrow Agreement, dated February 20, 2024, among the Company, Continental Stock Transfer & Trust Company and the initial shareholders (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K (File No. 001-41967) filed with the SEC on February 23, 2024)

10.8	Administrative Service Agreement, dated February 20, 2024, by and between the Company and the Sponsor (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K (File No. 001-41967) filed with the SEC on February 23, 2024)

10.9	Form of Indemnification Agreement, dated February 20, 2024, by and between the Company and each of the officers and directors of the Company (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K (File No. 001-41967) filed with the SEC on February 23, 2024)

14	Form of Code of Ethics (incorporated by reference to Exhibit 14 to the Registration Statement on Form S-1, as amended (File No. 333-267184), initially filed with the SEC on August 31, 2022)

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

97.1	Compensation Recovery Policy*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	XBRL Taxonomy Extension Definition Linkbase*

101.LAB	XBRL Taxonomy Extension Label Linkbase*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

104	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*

*	Filed herewith

**	Furnished herewith

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

March 28, 2024	DT Cloud Acquisition Corporation

	By:	/s/ Shaoke Li
	Name:	Shaoke Li
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this annual report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities on March 28, 2024.

Name	Position

/s/ Shaoke Li	Chief Executive Officer and Director
Shaoke Li	(Principal Executive Officer)

/s/ Guojian Chen	Chief Financial Officer and Director
Guojian Chen	(Principal Financial and Accounting Officer)

/s/ Michael David Osowski	Independent Director
Michael David Osowski

/s/ Olivia Wenxi He	Independent Director
Olivia Wenxi He

/s/ Thomas Trent Stout	Independent Director
Thomas Trent Stout

DT CLOUD ACQUISITION CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

DT Cloud Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of DT Cloud Acquisition Corp. (the “Company”) as of December 31, 2023 and 2022, and the related statements of operations, changes in shareholders’ deficit, and cash flows for the year ended December 31, 2023, and for the period from July 7, 2022 (inception) through December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the year ended December 31, 2023 and for the period from July 7, 2022 (inception) through December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s business plan is dependent on the completion of a business combination within a prescribed period of time and if not completed will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company’s auditor since 2022.

Houston, Texas

March 28, 2024

DT CLOUD ACQUISITION CORPORATION

BALANCE SHEETS

	As of December 31,
	2023	2022
ASSETS
Current Assets:
Cash	$69,818	$-
Cash in escrow	425,000
Prepaid expenses	8,446	-

Total current assets	503,264	-
Deferred offering costs	85,000	95,000

TOTAL ASSETS	$588,264	$95,000

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accrued liabilities	$24,247	$-
Amount due to related party	490,000	-
Promissory note – related party	217,614	151,326

Total Current Liabilities	731,861	151,326

TOTAL LIABILITIES	731,861	151,326

Commitments and contingencies

Shareholders’ deficit:
Ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 1,725,000 shares issued and outstanding (1)	173	173
Additional paid-in capital	24,827	24,827
Accumulated deficit	(168,597)	(81,326)

Total Shareholders’ deficit	(143,597)	(56,326)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$588,264	$95,000

(1)	Includes up to an aggregate of 225,000 ordinary shares subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part.

See accompanying notes to financial statements.

DT CLOUD ACQUISITION CORPORATION

STATEMENTS OF OPERATIONS

	For the year ended December 31, 2023	For the Period from July 7, 2022 (inception) Through December 31, 2022

Formation and operating costs	$(87,271)	$(81,326)

NET LOSS	$(87,271)	$(81,326)

Basic and diluted weighted average shares outstanding (1)	1,500,000	1,500,000

Basic and diluted net loss per share	$(0.06)	$(0.05)

(1)	Excludes up to an aggregate of 225,000 ordinary shares subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part.

See accompanying notes to financial statements.

DT CLOUD ACQUISITION CORPORATION

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	For the year ended December 31, 2023
	Ordinary shares
	No. of shares	Amount	Additional paid-in capital	Accumulated deficit	Total shareholders’ deficit

Balance as of December 31, 2022	1,725,000	$173	$24,827	$(81,326)	$(56,326)

Net loss	-	-	-	(87,271)	(87,271)

Balance as of December 31, 2023	1,725,000	$173	$24,827	$(168,597)	$(143,597)

	For the Period from July 7, 2022 (Inception) to December 31, 2022
	Ordinary shares
	No. of shares	Amount	Additional paid-in capital	Accumulated deficit	Total shareholders’ deficit

Balance as of July 7, 2022 (inception)	-	$-	$-	$-	$-

Issuance of ordinary shares to founders (1)	1,725,000	173	24,827	-	25,000

Net loss	-	-	-	(81,326)	(81,326)

Balance as of December 31, 2022	1,725,000	$173	$24,827	$(81,326)	$(56,326)

(1)	Includes up to an aggregate of 225,000 ordinary shares subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part.

See accompanying notes to financial statements.

DT CLOUD ACQUISITION CORPORATION

STATEMENTS OF CASH FLOWS

	For the year ended December 31, 2023	For the Period from July 7, 2022 (inception) through December 31, 2022
Cash flows from operating activities:
Net loss	$(87,271)	$(81,326)
Change in operating assets and liabilities:
Prepaid expenses	(8,446)	-
Due to Sponsor – Related Party	76,288	81,326
Accrued liabilities	24,247	-

Net cash provided by operating activities	4,818	-

Cash flows from financing activities:
Advance from related party	490,000	-

Net cash provided by financing activities	490,000	-

NET CHANGE IN CASH	494,818	-

CASH, BEGINNING OF YEAR	-	-

CASH, END OF YEAR	$494,818	$-

Reconciliation to amounts on balance sheets:
Cash	$69,818	$-
Cash in escrow	425,000	-
Total cash and cash in escrow balance	$494,818	$-

NON-CASH INVESTING AND FINANCIAL ACTIVITIES:
Offering costs paid by a related party	$-	$151,326
Deferred offering costs paid by Sponsor in lieu of capital contribution	$-	$25,000

See accompanying notes to financial statements.

DT CLOUD ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BUSINESS BACKGROUND

DT Cloud Acquisition Corporation (the “Company”) is a newly incorporated blank check company incorporated as a Cayman Islands exempted company on July 7, 2022, formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination.

As of December 31, 2023, the Company had not commenced any operations. All activities through December 31, 2023 relate to the Company’s formation and the proposed public offering as described below. The Company has selected December 31 as its fiscal year end.

The Company’s ability to commence operations is contingent upon obtaining adequate financial resources through a proposed public offering of 6,000,000 units (“Units”) (or 6,900,000 Units if the underwriters’ over-allotment option is exercised in full), at $10.00 per Unit, which is discussed in Note 3 (the “Proposed Public Offering”), and the sale of 217,400 units (the “Private Placement Units”) at a price of $10.00 per Unit in a private placement to DT Cloud Capital Corp. (the “Sponsor”) (or 234,500 Units if the over-allotment is exercised in full) to the Sponsors.

The Company intends to list the Units on the Nasdaq Global Market (“NASDAQ”). The Company’s management has broad discretion with respect to the specific application of the net proceeds of the “Proposed Public Offering” and sale of the Private Placement Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. NASDAQ rules provide that the Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (as defined below) (less any deferred underwriting commissions and taxes payable on interest earned) at the time of the signing of an agreement to enter into a Business Combination. The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination. Upon the closing of the “Proposed Public Offering”, management has agreed that $10.05 per Unit sold in the “Proposed Public Offering”, including the proceeds of the sale of the Private Placement Units, will be held in a trust account (“Trust Account”) and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below.

The Company will provide its shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then on deposit in the Trust Account (initially $10.05 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to shareholders who redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). The ordinary shares subject to redemption will be recorded at a redemption value and classified as temporary equity upon the completion of the “Proposed Public Offering”, in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”

DT CLOUD ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks shareholder approval, a majority of the outstanding shares voted are voted in favor of the Business Combination. If a shareholder vote is not required and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, offer such redemption pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination.

The Company’s initial shareholders (the “initial shareholders”) have agreed (a) to vote their founder shares, the ordinary shares included in the Private Placement Units (the “Private Placement Shares”) and any Public Shares purchased during or after the “Proposed Public Offering” in favor of a Business Combination, (b) not to propose, or vote in favor of, an amendment to the Company’s Amended and Restated Memorandum and Articles of Association that would stop the public shareholders from converting or selling their shares to the Company in connection with a Business Combination or affect the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company does not complete a Business Combination within the Combination Period (as defined below) unless the Company provides public shareholders with the opportunity to redeem their Public Shares for cash from the Trust Account in connection with any such vote; (c) not to redeem any founder shares and Private Placement Shares as well as any Public Shares purchased during or after the “Proposed Public Offering” for cash from the Trust Account in connection with a shareholder vote to approve a Business Combination (or sell any shares in a tender offer in connection with a Business Combination) or a vote to amend the provisions of the Amended and Restated Memorandum and Articles of Association relating to shareholders’ rights of pre-Business Combination activity and (d) that the founder shares and Private Placement Shares shall not participate in any liquidating distributions upon winding up if a Business Combination is not consummated. However, the initial shareholders will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares purchased during or after the “Proposed Public Offering” if the Company fails to complete its Business Combination.

The Company will have until nine months from the closing of the “Proposed Public Offering”. However, if the Company anticipates that it may not be able to consummate a Business Combination within 12 months, the Company may, but is not obligated to, extend the period of time to consummate a Business Combination month by month (for a total of up to 21 months to complete a Business Combination) (the “Combination Period”). In order to extend the time available for the Company to consummate a Business Combination, the Sponsor or its affiliates or designees must deposit into the Trust Account $180,000, or $207,000 if the underwriters’ over-allotment option is exercised in full ($0.03 per share in either case) for each monthly extension, on or prior to the applicable deadline (up to an aggregate of $2,160,000 (or $2,484,000 if the underwriters’ over-allotment option is exercised in full), or $0.03 per public share, for an aggregate of twelve months).

DT CLOUD ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned (net of taxes payable), which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations to provide for claims of creditors and the requirements of applicable law. The underwriters have agreed to waive its rights to the deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than $10.05.

The Sponsor has agreed that it will be liable to the Company, if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amounts in the Trust Account to below $10.05 per share (whether or not the underwriters’ over-allotment option is exercised in full), except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of the “Proposed Public Offering” against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Going Concern Consideration

The Company initially had 9 months from the consummation of the Initial Public Offering to consummate the initial Business Combination. If the Company does not complete a Business Combination within nine months from the consummation of the Initial Public Offering, the Company will trigger an automatic winding up, dissolution and liquidation pursuant to the terms of the Amended and Restated Memorandum and Articles of Association. As a result, this has the same effect as if the Company had formally gone through a voluntary liquidation procedure under the Companies Act (As Revised) of the Cayman Islands. Accordingly, no vote would be required from our shareholders to commence such a voluntary winding up, dissolution and liquidation. However, the Company may extend the period of time to consummate a Business Combination twelve times (for a total of up to 21 months from the consummation of the Initial Public Offering to complete a Business Combination). If the Company is unable to consummate the Company’s initial Business Combination by November 22, 2025 (unless further extended), the Company will, as promptly as possible but not more than ten business days thereafter, redeem 100% of the Company’s outstanding public shares for a pro rata portion of the funds held in the Trust Account, including a pro rata portion of any interest earned on the funds held in the Trust Account and not necessary to pay taxes, and then seek to liquidate and dissolve. However, the Company may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of the Company’s public shareholders. In the event of dissolution and liquidation, the Company’s warrants and rights will expire and will be worthless.

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unsuccessful in consummating an initial business combination within the prescribed period of time from the closing of the IPO, the requirement that the Company cease all operations, redeem the public shares and thereafter liquidate and dissolve raises substantial doubt about the ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management has determined that the Company has funds that are sufficient to fund the working capital needs of the Company until the consummation of an initial business combination or the winding up of the Company as stipulated in the Company’s amended and restated memorandum of association. The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

● Basis of presentation

These accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

DT CLOUD ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

● Emerging growth company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

● Use of estimates

In preparing these financial statements in conformity with U.S. GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, Actual results may differ from these estimates.

● Deferred offering costs

Deferred offering costs consist of underwriting, legal, accounting and other expenses incurred through the balance sheet date that are directly related to the Proposed Public Offering and that will be charged to shareholders’ equity upon the completion of the Proposed Offering. Should the Proposed Public Offering prove to be unsuccessful, these deferred costs, as well as additional expenses incurred, will be charged to operations.

● Income taxes

Income taxes are determined in accordance with the provisions of ASC Topic 740, “Income Taxes” (“ASC 740”). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

DT CLOUD ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2023 and 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company may be subject to potential examination by foreign taxing authorities in the area of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with foreign tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the years presented.

● Ordinary share subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Ordinary share subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity.

● Net loss per share

Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 225,000 ordinary shares that are subject to forfeiture if the over-allotment option is not exercised by the underwriters (see Note 6). At December 31, 2023 and 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the years presented.

● Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

DT CLOUD ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

● Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature.

● Recent accounting pronouncements

In August 2020, the FASB issued ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The update simplifies the accounting for convertible instruments by removing certain separation models in Subtopic 470-20, Debt—Debt with Conversion and Other Options for convertible instruments and introducing other changes. As a result of ASU No. 2020-06, more convertible debt instruments will be accounted for as a single liability measured at its amortized cost and more convertible preferred stock will be accounted for as a single equity instrument measured at its historical cost, as long as no features require bifurcation and recognition as derivatives. The amendments are effective for smaller reporting companies for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company adopted ASU No. 2020-06 at its inception. The impact to our balance sheet, statement of operations and cash flows was not material.

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3 – PROPOSED PUBLIC OFFERING

The Proposed Public Offering calls for the Company to offer for sale up to 6,000,000 Units at a proposed public offering price of $10.00 per Unit (plus up to an additional 900,000 units to cover over-allotments, if any). Each Unit will consist of one ordinary share and one right (“Public Right”). Each whole Public Right will entitle the holder to receive one-seventh (1/7) ordinary share upon consummation of initial business combination.

NOTE 4 – PRIVATE PLACEMENT

The Sponsor will agree to purchase an aggregate of 217,400 Private Placement Units (or 234,500 Private Placement Units if the underwriters’ over-allotment is exercised in full) at $10.00 per Private Placement Unit (for a total purchase price of $2,174,000 or $2,345,000 in the aggregate if the underwriters’ over-allotment is exercised in full) in a private placement that will occur simultaneously with the closing of the “Proposed Public Offering”. Each Private Placement Unit consists of one Private Placement Share and one right (“Private Placement Right”). Each Private Placement Right will entitle the holder to receive one-seventh (1/7) ordinary share upon consummation of the initial business combination.

DT CLOUD ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOTE 5 – RELATED PARTY TRANSACTIONS

Founder Shares

In July 2022, the Company issued an aggregate of 1,725,000 founder shares to the initial shareholders, including an aggregate of up to 225,000 shares subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment is not exercised in full or in part, so that the Sponsor will collectively own 20% of the Company’s issued and outstanding shares after the “Proposed Public Offering” (assuming the initial shareholders do not purchase any Public Units in the “Proposed Public Offering” and excluding the Private Placement Shares) (see Note 6). The sponsor paid an aggregate purchase price of $25,000 for the issuance of 1,725,000 of the Company’s ordinary shares.

Promissory Note — Related Party

On August 5, 2022, the Company issued an unsecured promissory note to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000 (the “Promissory Note”). The Promissory Note is non-interest-bearing and payable on the consummation of initial business combination or converted upon consummation of the business combination into additional private units at a price of $10.00 per unit.

From inception to December 31, 2022, the Company had borrowed $176,326 and used $25,000 of the proceeds from issuance of 1,725,000 of the Company’s ordinary shares to pay off the loan. As of December 31, 2023 and 2022, the principal amount due and owing under the Promissory Note was $217,614 and $151,326, respectively.

Amount due to Related Party

As of December 31, 2023 and 2022, the Company had a temporary advance of $490,000 and $0 from the Sponsor, respectively. The balance is unsecured, interest-free and has no fixed terms of repayment.

Administrative Services Arrangement

An affiliate of the Sponsor will agree that, commencing from the date that the Company’s securities are first listed on NASDAQ through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company certain general and administrative services, including office space, administrative and support services, as the Company may require from time to time. The Company has agreed to pay the affiliate of the Sponsor $10,000 per month for these services. No administrative service expense paid for the year ended December 31, 2023 and from inception to December 31, 2022.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $300,000 of the notes may be converted upon consummation of our business combination into private units at a price of $10.00 per unit. As of December 31, 2023 and 2022, the principal amount due and owing under the Working Capital Loan was $0.

DT CLOUD ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOTE 6 – SHAREHOLDERS’ DEFICIT

Ordinary shares

The Company is authorized to issue 500,000,000 ordinary shares at par $0.0001. Holders of the Company’s ordinary shares are entitled to one vote for each share.

As of December 31, 2023 and 2022, 1,725,000 Ordinary Shares were issued and outstanding, of which 225,000 ordinary shares are subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full, so that the initial shareholders will own 20% of the issued and outstanding shares after the Proposed Public Offering (excluding the sale of the Private Units and assuming the initial shareholders do not purchase any Units in the Proposed Public Offering).

Rights — Each holder of a right will receive one-seventh (1/7) ordinary share upon consummation of a Business Combination, even if the holder of such right redeemed all shares held by it in connection with a Business Combination. No fractional shares will be issued upon exchange of the rights. No additional consideration will be required to be paid by a holder of rights in order to receive its additional shares upon consummation of a Business Combination as the consideration related thereto has been included in the Unit purchase price paid for by investors in the Proposed Offering. If the Company enters into a definitive agreement for a Business Combination in which the Company will not be the surviving entity, the definitive agreement will provide for the holders of rights to receive the same per share consideration the holders of the ordinary shares will receive in the transaction on an as-converted into ordinary share basis and each holder of a right will be required to affirmatively convert its rights in order to receive 1/7 share underlying each right (without paying additional consideration). The shares issuable upon exchange of the rights will be freely tradable (except to the extent held by affiliates of the Company).

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Registration Rights

The holders of the Founder Shares, Private Warrant sold in a private placement (and their underlying securities) and any Units that may be issued upon conversion of the Working Capital Loans (and underlying securities) will be entitled to registration rights pursuant to a registration rights agreement to be signed prior to or on the effective date of the Proposed Public Offering requiring the Company to register such securities for resale. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

DT CLOUD ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

Underwriter Agreement

The Company will grant the underwriters a 45-day option to purchase up to 900,000 Units (over and above 6,000,000 Units referred to above) solely to cover over-allotments at the “Proposed Public Offering” price, less the underwriting discounts and commissions.

The underwriters will be entitled to cash underwriting discount of 3.9% of the gross proceeds of the Proposed Public Offering and 90,000 representative shares. 1.4% of cash underwriting discount will be payable at the closing of the Proposed Public Offering. The balance of 2.5% of underwriting discount will be deferred and payable until the closing of the Business Combination.

NOTE 8 – SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were available to be issued. Other than as described in these financial statements, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On February 23, 2024, the Company consummated its initial public offering (the “IPO”) of 6,900,000 units (the “Units”). Each Unit consists of one ordinary share (“Ordinary Share”) and one right (“Right”). Each seven Rights entitle the holder thereof to receive one Ordinary Share at the closing of a business combination. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $69,000,000.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 234,500 units (the “Private Placement Units”) at a price of $10.00 per Private Placement Unit in a private placement to the Sponsor, generating gross proceeds of $2,345,000 to the Company. Each Private Placement Unit consists of one Private Placement Share and one right (“Private Placement Right”). Each Private Placement Right will entitle the holder to receive one-seventh (1/7) ordinary share upon consummation of the initial business combination.

On February 23, 2024, the Company issued 103,500 ordinary shares of $0.0001 par value each to Brookline Capital Markets, a division of Arcadia Securities (hereafter – the Representative Shares), at the closing of the IPO as part of representative compensation. The shares were accounted for as of February 23, 2024 and received by Brookline as of the date of filing.

