Form 10-Q
period 2024-03-31
DT Cloud Acquisition Corp
filed 2024-05-08
CIK 1944212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ______

Commission File Number 001-41967

DT Cloud Acquisition Corporation

(Exact name of registrant as specified in its charter)

Cayman Islands	n/a
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

30 Orange Street London, United Kingdom	WC2H 7HF
(Address of principal executive offices)	(Zip Code)

+44 7918725316

Registrant’s telephone number, including area code

N/A

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units	DYCQU	The Nasdaq Stock Market LLC
Ordinary Shares	DYCQ	The Nasdaq Stock Market LLC
Rights	DYCQR	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 8, 2024, there were 8,963,000 ordinary shares, par value $0.0001 per shares, issued and outstanding.

DT Cloud Acquisition Corporation

2

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DT CLOUD ACQUISITION CORPORATION

UNAUDITED BALANCE SHEETS

	March 31, 2024	December 31, 2023

ASSETS
Current Assets:
Cash	$339,837	$69,818
Cash in escrow	-	425,000
Prepaid expenses	74,168	8,446

Total current assets	414,005	503,264
Deferred offering costs	-	85,000
Investments held in trust account	69,691,250	-

TOTAL ASSETS	$70,105,255	$588,264

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accrued liabilities	$101,083	$24,247
Amount due to related party	10,000	490,000
Promissory note – related party	-	217,614

Total Current Liabilities	111,083	731,861

Deferred Underwriting Compensation	1,725,000	-

TOTAL LIABILITIES	1,836,083	731,861

Commitments and contingencies
Ordinary shares subject to possible redemption, 6,900,000 and 0 shares issued and outstanding at redemption value of $10.10 and $0 at March 31, 2024 and December 31, 2023, respectively	69,691,250	-

Shareholders’ deficit:
Ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 2,063,000 and 1,725,000 shares issued and outstanding (excluding 6,900,000 and 0 shares, subject to possible redemption as of March 31, 2024 and December 31, 2023, respectively)	206	173
Additional paid-in capital	-	24,827
Accumulated deficit	(1,422,284)	(168,597)

Total Shareholders’ deficit	(1,422,078)	(143,597)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$70,105,255	$588,264

See accompanying notes to the unaudited financial statements.

DT CLOUD ACQUISITION CORPORATION

UNAUDITED STATEMENTS OF OPERATIONS

	Three months ended March 31, 2024	Three months ended March 31, 2023

Formation and operating costs	$(302,382)	$-

Other income:
Dividend income earned in investments held in Trust Account	346,250	-
Interest income	7	-

Total other income	346,257	-

NET INCOME	$43,875	$-

Basic and diluted weighted average shares outstanding, ordinary shares subject to possible redemption	2,805,495	-
Basic and diluted net income per ordinary shares subject to possible redemption	$0.01	$-

Basic and diluted weighted average shares outstanding, ordinary shares attributable to DT Cloud Acquisition Corporation	1,862,429	1,500,000
Basic and diluted net income, ordinary shares attributable to DT Cloud Acquisition Corporation	$0.01	$-

See accompanying notes to unaudited financial statements.

DT CLOUD ACQUISITION CORPORATION

UNAUDITED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	For the three months ended March 31, 2024
	Ordinary shares
	No. of shares	Amount	Additional paid-in capital	Accumulated deficit	Total shareholders’ deficit

Balance as of December 31, 2023	1,725,000	$173	$24,827	$(168,597)	$(143,597)

Sale of units in initial public offering, net of offering costs	6,900,000	690	66,023,204	-	66,023,894
Sale of units to the founder in private placement	234,500	23	2,344,977	-	2,345,000
Representative share	103,500	10	(10)	-	-
Initial classification of common stock subject to possible redemption	(6,900,000)	(690)	(68,013,596)	-	(68,014,286)
Allocation of offering costs to common stock subject to redemption	-	-	2,933,590	-	2,933,590
Accretion of carrying value to redemption value	-	-	(3,312,992)	(951,312)	(4,264,304)
Subsequent remeasurement of common stock subject to redemption	-	-	-	(346,250)	(346,250)
Net income for the period	-	-	-	43,875	43,875
Balance as of March 31, 2024	2,063,000	$206	$-	$(1,422,284)	$(1,422,078)

	For the three months ended March 31, 2023
	Ordinary shares
	No. of shares	Amount	Additional paid-in capital	Accumulated deficit	Total shareholders’ deficit

Balance as of December 31, 2022	1,725,000	$173	$24,827	$(81,326)	$(56,326)

Net loss for the period	-	-	-	-	-

Balance as of March 31, 2023	1,725,000	$173	$24,827	$(81,326)	$(56,326)

See accompanying notes to unaudited financial statements.

DT CLOUD ACQUISITION CORPORATION

UNAUDITED STATEMENTS OF CASH FLOWS

	For the three months ended March 31, 2024	For the three months ended March 31, 2023
Cash flows from operating activities:
Net income	$43,875	$-
Adjustments to reconcile net income to net cash used in operating activities:
Dividend income earned in cash and investments held in trust account	(346,250)
Change in operating assets and liabilities:
Prepaid expenses	(65,722)	-
Due to Sponsor – related party	(207,614)	-
Accrued liabilities	76,836	-

Net cash used in operating activities	(498,875)	-

Cash flows from investing activities:
Proceeds deposited in Trust Account	(69,345,000)	-

Net cash used in investing activities	(69,345,000)	-

Cash flows from financing activities:
Advance from related party	(490,000)	-
Proceed from public offering, net of offering costs	67,833,894	-
Proceed from private placement	2,345,000	-

Net cash provided by financing activities	69,688,894	-

NET CHANGE IN CASH	(154,981)	-

CASH, BEGINNING OF YEAR	494,818	-

CASH, END OF YEAR	$339,837	$-

Reconciliation to amounts on balance sheets:
Cash	$339,837	$-
Cash in escrow	-	-
	$339,837	$-

NON-CASH INVESTING AND FINANCIAL ACTIVITIES:
Issuance of Representative share	$10	$-
Initial classification of common stock subject to possible redemption	$68,014,286	$-
Allocation of offering costs to common stock subject to possible redemption	$2,933,590	$-
Accretion of carrying value to redemption value	$4,264,304	$-
Subsequent remeasurement of common stock subject to redemption’	$346,250	$-
Accrued underwriting compensation	$1,725,000	$-

See accompanying notes to unaudited financial statements.

DT CLOUD ACQUISITION CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

As of March 31, 2024, the Company had not commenced any operations. All activities through March 31, 2024 relate to the Company’s formation and the initial public offering (the “Initial Public Offering”). Since the Initial Public Offering, the Company’s activity has been limited to the evaluation of business combination candidates. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income and changes in unrealized appreciation of Trust Account assets from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

Financing

The registration statement for the Company’s Initial Public Offering was declared effective on February 14, 2024. On February 23, 2024, the Company consummated the Initial Public Offering of 6,900,000 units (the “Public Units”), which includes 900,000 Public Units upon the full exercise by the underwriter of its over-allotment option, at $10.00 per Public Unit, generating gross proceeds of $69,000,000 to the Company. Each Public Unit consists of one ordinary share and one right (“Public Rights”). Each whole Public Right will entitle the holder to receive one-seventh (1/7) ordinary share upon consummation of initial business combination.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 234,500 units (the “Private Placement Units”) at a price of $10.00 per Private Placement Unit in a private placement to DT Cloud Capital Corp. (the “Sponsor”), generating gross proceeds of $2,345,000 to the Company. Each Private Placement Unit consists of one Private Placement Share and one right (“Private Placement Right”). Each Private Placement Right will entitle the holder to receive one-seventh (1/7) ordinary share upon consummation of the initial business combination.

Transaction costs amounted to $2,976,106, consisting of $966,000 of underwriting commissions, $1,725,000 of deferred underwriting commissions and $285,106 of other offering costs.

Trust Account

The aggregate amount of $69,345,000 ($10.05 per Public Unit) held in a trust account (“Trust Account”) established for the benefit of the Company’s public shareholders and maintained by Continental Stock Transfer & Trust Company, acting as trustee, will be invested only in U.S. government treasury bills, with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the funds in the Trust Account will not be released until the earliest of (i) the completion of the Company’s initial Business Combination, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend the Company’s Amended and Restated Memorandum and Articles of Association to (A) modify the substance or timing of the Company’s obligation to redeem 100% of its public shares if the Company does not complete its initial Business Combination within 9 months from the closing of the Initial Public Offering (or up to 21 months from the closing of the Initial Public Offering if the Company extends the period of time to consummate a Business Combination) or (B) with respect to any other provision relating to shareholders’ rights or pre-business combination activity and (iii) the redemption of all of the Company’s public shares if the Company is unable to complete its initial Business Combination within nine months from the closing of the Initial Public Offering (or up to 21 months from the closing of the Initial Public Offering if the Company extends the period of time to consummate a Business Combination), subject to applicable law.

DT CLOUD ACQUISITION CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Business Combination

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and sale of the Private Placement Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. Nasdaq rules provide that the Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (less any deferred underwriting commissions and taxes payable on interest earned) at the time of the signing of an agreement to enter into a Business Combination. The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to successfully effect a Business Combination.

The Company will provide its shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. In connection with an initial Business Combination, the Company may seek shareholder approval of a Business Combination at a meeting called for such purpose at which shareholders may seek to redeem their shares, regardless of whether they vote for or against a Business Combination. The Company shall not consummate such Business Combination unless the Company has net tangible assets of at least $5,000,001 after payment of the deferred underwriting commissions, either immediately prior to, or upon such consummation of, or any greater net tangible asset or cash requirement that may be contained in the agreement relating to, such Business Combination.

Notwithstanding the foregoing, if the Company seeks shareholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Company’s Amended and Restated Memorandum and Articles of Association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from seeking redemption rights with respect to 15% or more of the public shares without the Company’s prior written consent.

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

The shareholders will be entitled to redeem their public shares for a pro rata portion of the amount then in the Trust Account (initially $10.05 per public share, subject to increase of up to an additional $0.03 per public share per month in the event that the Sponsor elects to extend the period of time to consummate a Business Combination (see below), plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to shareholders who redeem their public shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter (as discussed in Note 7). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s rights. The ordinary shares will be recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with ASC Topic 480 “Distinguishing Liabilities from Equity.”

DT CLOUD ACQUISITION CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks shareholder approval, a majority of the outstanding shares voted are voted in favor of the Business Combination. If a shareholder vote is not required and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, offer such redemption pursuant to the tender offer rules of the SEC, and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination.

The Sponsor and any of the Company’s officers or directors that may hold Founder Shares (as described in Note 5) (as defined the “initial shareholders”) are identical to the ordinary shares included in the units being sold in this offering except that the founder shares are subject to certain transfer restrictions, as described in more detail below: the sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed (i) to waive their redemption rights with respect to their founder shares, private placement shares and public shares in connection with the completion of the initial business combination, (ii) to waive their redemption rights with respect to any founder shares, private placement shares and public shares held by them in connection with a shareholder vote to approve an amendment to the amended and restated memorandum and articles of association (A) to modify the substance or timing of obligation to provide for the redemption of public shares in connection with an initial business combination or to redeem 100% of public shares if the Company have not consummated the initial business combination within the timeframe set forth therein or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity and (iii) to waive their rights to liquidating distributions from the Trust Account with respect to their founder shares and private placement shares if the Company fail to complete the initial business combination within nine months from the closing of this offering (or up to 21 months from the closing of this offering if the Company extend the period of time to consummate a business combination, as described in more detail in this prospectus) (although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fail to complete the initial business combination within the prescribed time frame).

The Company will have until November 22, 2024 initially to consummate a Business Combination. However, if the Company anticipates that it may not be able to consummate a Business Combination within nine months, the Company may extend the period of time to consummate a Business Combination up to twelve times, each by an additional one month each time (for a total of 21 months to complete a Business Combination (the “Combination Period”). In order to extend the time available for the Company to consummate a Business Combination, the Sponsor or its affiliate or designees must deposit into the Trust Account $207,000 (approximately $0.03 per public share), on or prior to the date of the applicable deadline, for each month extension. Any funds which may be provided to extend the time frame will be in the form of a loan to the Company from the Sponsor. The terms of any such loan have not been definitely negotiated, provided, however, any loan will be interest free and will be repayable only if the Company completes a Business Combination.

Liquidation

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

DT CLOUD ACQUISITION CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

Going Concern Consideration

The Company initially had 9 months from the consummation of the Initial Public Offering to consummate the initial Business Combination. If the Company does not complete a Business Combination within nine months from the consummation of the Initial Public Offering, the Company will trigger an automatic winding up, dissolution and liquidation pursuant to the terms of the Amended and Restated Memorandum and Articles of Association. As a result, this has the same effect as if the Company had formally gone through a voluntary liquidation procedure under the Companies Act (As Revised) of the Cayman Islands. Accordingly, no vote would be required from our shareholders to commence such a voluntary winding up, dissolution and liquidation. However, the Company may extend the period of time to consummate a Business Combination nine times (for a total of up to 21 months from the consummation of the Initial Public Offering to complete a Business Combination). If the Company is unable to consummate the Company’s initial Business Combination by May 22, 2025 (unless further extended), the Company will, as promptly as possible but not more than ten business days thereafter, redeem 100% of the Company’s outstanding public shares for a pro rata portion of the funds held in the Trust Account, including a pro rata portion of any interest earned on the funds held in the Trust Account and not necessary to pay taxes, and then seek to liquidate and dissolve. However, the Company may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of the Company’s public shareholders. In the event of dissolution and liquidation, the Company’s rights will expire and will be worthless.

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unsuccessful in consummating an initial business combination within the prescribed period of time from the closing of the IPO, the requirement that the Company cease all operations, redeem the public shares and thereafter liquidate and dissolve raises substantial doubt about the ability to continue as a going concern. The unaudited financial statements do not include any adjustments that might result from the outcome of this uncertainty. The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern.

DT CLOUD ACQUISITION CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

● Basis of presentation

These accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial statements and Article 8 of Regulation S-X. They do not include all of the information and notes required by U.S. GAAP for complete financial statements. The unaudited financial statements should be read in conjunction with the Company’s financial statements and notes thereto for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring adjustments) have been made that are necessary to present fairly the financial position, and the results of its operations and its cash flows. Operating results as presented are not necessarily indicative of the results to be expected for a full year.

● Emerging growth company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

● Use of estimates

The preparation of unaudited financial statement in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statement, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

DT CLOUD ACQUISITION CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

● Deferred offering costs

Deferred offering costs consist of underwriting, legal, accounting and other expenses incurred through the balance sheet dates that are directly related to the Initial Public Offering and that were charged to shareholders’ equity upon the completion of the Initial Public Offering.

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

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their unaudited financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the unaudited financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

● Ordinary share subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Ordinary share subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of March 31, 2024 and December 31, 2023, 6,900,000 and 0 ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s unaudited balance sheet, respectively.

DT CLOUD ACQUISITION CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

● Net income per share

The Company calculates net loss per share in accordance with ASC Topic 260, “Earnings per Share.” In order to determine the net income attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income allocable to both the redeemable common stock and non-redeemable common stock and the undistributed income is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable common stock. Any remeasurement of the accretion to the redemption value of the common stock subject to possible redemption was considered to be dividends paid to the public stockholders.

The net income per share presented in the unaudited statement of operations is based on the following:

	For the three months ended March 31, 2024	For the three months ended March 31, 2023
Net income	$43,875	$-

	For the Three Months Ended		For the Three Months Ended
	March 31, 2024		March 31, 2023
	Redeemable	Non-Redeemable	Redeemable	Non-Redeemable
	Ordinary Share	Ordinary Share	Ordinary Share	Ordinary Share
Basic and diluted net income per share:
Numerators:
Allocation of net income including carrying value to redemption value	$26,370	$17,505	$-	$-
Allocation of net income	$26,370	$17,505	$-	$-
Denominators:
Weighted-average shares outstanding	2,805,495	1,862,429	-	1,500,000
Basic and diluted net income per share	$0.01	$0.01	$-	$-

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

DT CLOUD ACQUISITION CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

● Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

● Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

● Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited financial statements.

NOTE 3 –INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 6,900,000 Public Units, which includes 900,000 Public Units upon the full exercise by the underwriter of its over-allotment option, at a purchase price of $10.00 per Public Unit. Each Unit will consist of one ordinary share and one Public Right. Each whole Public Right will entitle the holder to receive one-seventh (1/7) ordinary share upon consummation of initial business combination.

All of the 6,900,000 public shares sold as part of the Public Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such public shares if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s Amended and Restated Memorandum and Articles of Association, or in connection with the Company’s liquidation. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity.

The Company’s redeemable ordinary share is subject to SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or to recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. The accretion or remeasurement is treated as a deemed dividend (i.e., a reduction to retained earnings, or in absence of retained earnings, additional paid-in capital).

NOTE 4 – PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Company consummated a private placement of 234,500 Private Placement Units, at a price of $10.00 per Private Placement Unit. Each Private Placement Unit consists of one Private Placement Share and one right (“Private Placement Right”). Each Private Placement Right will entitle the holder to receive one-seventh (1/7) ordinary share upon consummation of the initial business combination.

The Private Placement Units are identical to the Public Units sold in the Initial Public Offering except for certain registration rights and transfer restrictions.

DT CLOUD ACQUISITION CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 5 – RELATED PARTY TRANSACTIONS

Founder Shares

In July 2022, the Company issued an aggregate of 1,725,000 founder shares (“Founder Shares”) to the initial shareholders, so that the Sponsor collectively owned 20% of the Company’s issued and outstanding shares after the Initial Public Offering for an aggregate purchase price of $25,000 (see Note 6).

Private Placement

The Company consummated the sale of 234,500 Private Placement Units at a price of $10.00 per Private Placement Unit in a private placement to the Sponsor, generating gross proceeds of $2,345,000 to the Company.

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

As of March 31, 2024 and December 31, 2023, the principal amount due and owing under the Promissory Note was $0 and $217,614, respectively.

Due to Related Party

As of March 31, 2024 and December 31, 2023, the Company had a temporary advance of $10,000 and $490,000 from the Sponsor, respectively. The balance is unsecured, interest-free and has no fixed terms of repayment.

Administrative Services Arrangement

An affiliate of the Sponsor will agree that, commencing from the date that the Company’s securities are first listed on NASDAQ through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company certain general and administrative services, including office space, administrative and support services, as the Company may require from time to time. The Company has agreed to pay the affiliate of the Sponsor $10,000 per month for these services commencing on the closing date of this offering for 9 months (or up to 21 months if the Company extends the Combination Period). As of March 31, 2024 and December 31, 2023, the unpaid services fee of $10,000 and $0, respectively. For the three months ended March 31, 2024 and 2023, the Company incurred $10,000 and $0 in fees for these services, respectively.

DT CLOUD ACQUISITION CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $300,000. As of March 31, 2024 and December 31, 2023, the principal amount due and owing under the Working Capital Loan was $0.

NOTE 6 – SHAREHOLDERS’ DEFICIT

Ordinary shares

The Company is authorized to issue 500,000,000 ordinary shares at par $0.0001. Holders of the Company’s ordinary shares are entitled to one vote for each share.

As of March 31, 2024 and December 31, 2023, 2,063,000 and 1,725,000 Ordinary Shares were issued and outstanding excluding 6,900,000 and 0 shares subject to possible redemption, respectively, so that the initial shareholders will own 20% of the issued and outstanding shares after the Initial Public Offering (excluding the sale of the Private Units and assuming the initial shareholders do not purchase any Units in the Initial Public Offering). As a result of the underwriters’ full exercise of their over-allotment option on February 23, 2024, no Founder Shares are currently subject to forfeiture.

Rights — Each holder of a right will receive one-seventh (1/7) ordinary share upon consummation of a Business Combination, even if the holder of such right redeemed all shares held by it in connection with a Business Combination. No fractional shares will be issued upon exchange of the rights. No additional consideration will be required to be paid by a holder of rights in order to receive its additional shares upon consummation of a Business Combination as the consideration related thereto has been included in the Unit purchase price paid for by investors in the Initial Public Offering. If the Company enters into a definitive agreement for a Business Combination in which the Company will not be the surviving entity, the definitive agreement will provide for the holders of rights to receive the same per share consideration the holders of the ordinary shares will receive in the transaction on an as-converted into ordinary share basis and each holder of a right will be required to affirmatively convert its rights in order to receive 1/7 share underlying each right (without paying additional consideration). The shares issuable upon exchange of the rights will be freely tradable (except to the extent held by affiliates of the Company).

NOTE 7 – FAIR VALUE MEASUREMENTS

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.
Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.
Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

DT CLOUD ACQUISITION CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2024 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	March 31, 2024	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Cash held in trust account	$69,691,250	$69,691,250	$-	$-

	December 31, 2023	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Cash held in trust account	$-	$-	$-	$-

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

Management is currently assessing to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited financial statements. The unaudited financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Registration Rights

Pursuant to a registration rights agreement entered into on February 23, 2024, the holders of the Founder Shares, Private Placement Units (including securities contained therein), and units (including securities contained therein) that may be issued on conversion of working capital loans or extension loans (and) are entitled to registration rights pursuant to a registration rights agreement signed on the effective date of this offering requiring the Company to register such securities for resale. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company’s register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the Company completion of initial business combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriter Agreement

The underwriters are entitled to a cash underwriting discount of 2.5% of the gross proceeds of the Initial Public Offering, or $1,725,000, upon the closing of the Business Combination.

On February 23, 2024 the Company issued 103,500 ordinary shares of $0.0001 par value each to Brookline Capital Markets, a division of Arcadia Securities (hereafter – the Representative Shares), at the closing of the IPO as part of representative compensation.

NOTE 9 – SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited financial statements were available to be issued. Other than as described in these unaudited financial statements, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to DT Cloud Acquisition Corporation. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to DT Cloud Capital Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its initial public offering filed with the SEC. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated in the Cayman Islands on July 7, 2022 as an exempted company with limited liability. We were formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination with one or more businesses or entities, which we refer to as a “target business.” We are an emerging growth company and, as such, we are subject to all of the risks associated with emerging growth companies.

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

Our units started to be listed on The Nasdaq Global Market (the “Nasdaq”) and began trading under the ticker symbol “DYCQU” on February 21, 2024. On April 10, 2024, we announced that the holders of the units may elect to separately trade the underlying component securities of the units commencing on April 12, 2024. Those units not separated will continue to trade on Nasdaq under the symbol “DYCQU,” and each of the ordinary shares and rights that are separated will trade on Nasdaq under the symbols “DYCQ” and “DYCQR,” respectively.

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

For the three months ended March 31, 2024, cash used in operating activities was $498,875, primarily due to net income of $43,875 and accrued liabilities of $76,836, partially set-off by dividend income earned in cash and investments held in trust account of $346,250, prepaid expenses of $65,722 and due to Sponsor – related party of $207,614.

As of March 31, 2024, we had cash at bank of $339,837.

On August 5, 2022, we issued an unsecured promissory note to the sponsor, pursuant to which we may borrow up to an aggregate principal amount of $300,000 (the “Promissory Note”). The Promissory Note is non-interest-bearing and payable on the consummation of the initial business combination or converted upon consummation of the business combination into additional private units at a price of $10.00 per unit. As of March 31, 2024 and December 31, 2023, the principal amount due and owing under the Promissory Note was nil and $217,614, respectively.

As of March 31, 2024 and December 31, 2023, we had a temporary advance of $10,000 and $490,000 from the sponsor, respectively. The balance is unsecured, interest-free and has no fixed terms of repayment.

In order to fund working capital deficiencies or finance transaction costs in connection with an initial business combination, our sponsor, officers, directors, or their affiliates may, but are not obligated to, loan us funds as may be required (“Working Capital Loan”). If we complete our initial business combination, we will repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts, but no proceeds from our trust account would be used for such repayment. Up to $300,000 of such loans may be convertible upon consummation of our business combination into private units at a price of $10.00 per unit. As of March 31, 2024 and December 31, 2023, there was no outstanding balance of the principal amount due under the Working Capital Loan.

Results of Operations

Our entire activity since inception up to March 31, 2024 related to our formation, the preparation for the initial public offering, and since the closing of the initial public offering, the search for a prospective initial business combination. We will not be generating any operating revenues until the closing and completion of our initial business combination, at the earliest. We will generate non-operating income in the form of interest income from the amount held in the Trust Account.

For the three months ended March 31, 2024, we had a net income of $43,875, which consisted of dividend income earned in investments held in Trust Account of $346,250 and interest income of $7, partially set-off by formation and operating costs of $302,382.

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

Administrative Services Agreement

On February 20, 2024, we entered into an agreement with our sponsor, pursuant to which we agreed to pay our sponsor a total of $10,000 per month for secretarial and administrative support services provided to us through the earlier of consummation of the initial business combination and our liquidation.

In addition, our sponsor, officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of income and expenses during the periods reported. Actual results could materially differ from those estimates. A critical accounting estimate to our unaudited financial statements includes the valuation of ordinary shares subject to possible redemption. We have not identified any critical accounting estimates.

Recent Accounting Pronouncements

Our management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited financial statements.

Off-Balance Sheet Arrangements

As of March 31, 2024, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

This item is not applicable as we are a smaller reporting company.

Item 4. Controls and Procedures

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this Report, our disclosure controls and procedures were not effective as of March 31, 2024, because of the identification of the material weaknesses in our internal control over financial reporting relating to (1) inadequate segregation of duties within account processes due to limited personnel, and (2) insufficient written policies and procedure for accounting, IT, financial reporting and record keeping. In light of these material weaknesses, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. GAAP. Accordingly, management believes that the financial statements included in this Report present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our annual report on Form 10-K filed with the SEC on March 28, 2024. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 8, 2024	DT Cloud Acquisition Corporation

	By:	/s/ Shaoke Li
	Name:	Shaoke Li
	Title:	Chief Executive Officer and Director (Principal Executive Officer)

	By:	/s/ Guojian Chen
	Name:	Guojian Chen
	Title:	Chief Financial Officer and Director (Principal Financial and Accounting Officer)

