Form 10-Q
period 2024-06-30
DT Cloud Acquisition Corp
filed 2024-07-30
CIK 1944212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of July 30, 2024, there were 8,963,000 ordinary shares, par value $0.0001 per shares, issued and outstanding.

DT Cloud Acquisition Corporation

2

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DT CLOUD ACQUISITION CORPORATION

UNAUDITED BALANCE SHEETS

	June 30, 2024	December 31, 2023

ASSETS
Current Assets:
Cash	$314,402	$69,818
Cash in escrow	-	425,000
Prepaid expenses	53,058	8,446

Total current assets	367,460	503,264
Deferred offering costs	-	85,000
Investments held in trust account	70,598,578	-

TOTAL ASSETS	$70,966,038	$588,264

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accrued liabilities	$103,000	$24,247
Amount due to related party	40,000	490,000
Promissory note – related party	-	217,614

Total Current Liabilities	143,000	731,861

Deferred Underwriting Compensation	1,725,000	-

TOTAL LIABILITIES	1,868,000	731,861

Commitments and contingencies
Ordinary shares subject to possible redemption, 6,900,000 and 0 shares issued and outstanding at redemption value of $10.23 and $0 as of June 30, 2024 and December 31, 2023, respectively	70,598,578	-

Shareholders’ deficit:
Ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 2,063,000 and 1,725,000 shares issued and outstanding (excluding 6,900,000 and 0 shares, subject to possible redemption as of June 30, 2024 and December 31, 2023, respectively)	206	173
Additional paid-in capital	-	24,827
Accumulated deficit	(1,500,746)	(168,597)

Total Shareholders’ deficit	(1,500,540)	(143,597)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$70,966,038	$588,264

See accompanying notes to the unaudited financial statements.

DT CLOUD ACQUISITION CORPORATION

UNAUDITED STATEMENTS OF OPERATIONS

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023

Formation and operating costs	$(78,470)	$(257)	$(380,852)	$(257)

Other income:
Dividend income earned in investments held in Trust Account	907,328	-	1,253,578	-
Interest income	8	-	15	-

Total other income	907,336	-	1,253,593	-

NET INCOME (LOSS)	$828,866	$(257)	$872,741	$(257)

Basic and diluted weighted average shares outstanding, ordinary shares subject to possible redemption	6,900,000	-	4,852,747	-

Basic and diluted net income per ordinary shares subject to possible redemption	$0.09	$-	$0.13	$-

Basic and diluted weighted average shares outstanding, ordinary shares attributable to DT Cloud Acquisition Corporation	2,063,000	1,500,000	1,962,714	1,500,000
Basic and diluted net income (loss), ordinary shares attributable to DT Cloud Acquisition Corporation	$0.09	$(0.00)	$0.13	$(0.00)

See accompanying notes to unaudited financial statements.

DT CLOUD ACQUISITION CORPORATION

UNAUDITED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	For the six months ended June 30, 2024
	Ordinary shares		Additional		Total
	No. of shares	Amount	paid-in capital	Accumulated deficit	shareholders’ deficit
Balance as of December 31, 2023	1,725,000	$173	$24,827	$(168,597)	$(143,597)

Sale of units in initial public offering, net of offering costs	6,900,000	690	66,023,204	-	66,023,894
Sale of units to the founder in private placement	234,500	23	2,344,977	-	2,345,000
Issuance of representative shares	103,500	10	(10)	-	-
Initial classification of ordinary shares subject to possible redemption	(6,900,000)	(690)	(68,013,596)	-	(68,014,286)
Allocation of offering costs to ordinary shares subject to possible redemption	-	-	2,933,590	-	2,933,590
Accretion of carrying value to redemption value	-	-	(3,312,992)	(951,312)	(4,264,304)
Subsequent remeasurement of ordinary shares subject to possible redemption	-	-	-	(346,250)	(346,250)
Net income for the period	-	-	-	43,875	43,875

Balance as of March 31, 2024	2,063,000	206	-	(1,422,284)	(1,422,078)

Subsequent remeasurement of ordinary shares subject to redemption	-	-	-	(907,328)	(907,328)
Net income for the period	-	-	-	828,866	828,866

Balance as of June 30, 2024	2,063,000	$206	$-	$(1,500,746)	$(1,500,540)

	For the six months ended June 30, 2023
	Ordinary shares		Additional		Total
	No. of shares	Amount	paid-in capital	Accumulated deficit	shareholders’ deficit
Balance as of December 31, 2022	1,725,000	$173	$24,827	$(81,326)	$(56,326)

Net loss for the period	-	-	-	-	-

Balance as of March 31, 2023	1,725,000	173	24,827	(81,326)	(56,326)

Net loss for the period	-	-	-	(257)	(257)

Balance as of June 30, 2023	1,725,000	$173	$24,827	$(81,583)	$(56,583)

See accompanying notes to unaudited financial statements.

DT CLOUD ACQUISITION CORPORATION

UNAUDITED STATEMENTS OF CASH FLOWS

	For the six months ended June 30, 2024	For the six months ended June 30, 2023
Cash flows from operating activities:
Net income (loss)	$872,741	$(257)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Dividend income earned in cash and investments held in trust account	(1,253,578)	-
Change in operating assets and liabilities:
Prepaid expenses	(44,612)	-
Due to Sponsor – related party	(177,614)	257
Accrued liabilities	78,753	-

Net cash used in operating activities	(524,310)	-

Cash flows from investing activities:
Proceeds deposited in Trust Account	(69,345,000)	-

Net cash used in investing activities	(69,345,000)	-

Cash flows from financing activities:
Advance from related party	(490,000)	-
Proceed from public offering, net of offering costs	67,833,894	-
Proceed from private placement	2,345,000	-

Net cash provided by financing activities	69,688,894	-

NET CHANGE IN CASH	(180,416)	-

CASH, BEGINNING OF PERIOD	494,818	-

CASH, END OF PERIOD	$314,402	$-

Reconciliation to amounts on balance sheets:
Cash	$314,402	$-
Cash in escrow	-	-
	$314,402	$-

NON-CASH INVESTING AND FINANCIAL ACTIVITIES:
Issuance of representative shares	$10	$-
Initial classification of ordinary shares subject to possible redemption	$68,014,286	$-
Allocation of offering costs to ordinary shares subject to possible redemption	$2,933,590	$-
Accretion of carrying value to redemption value	$4,264,304	$-
Subsequent remeasurement of ordinary shares subject to possible redemption	$1,253,578	$-
Accrued underwriting compensation	$1,725,000	$-

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

As of June 30, 2024, the Company has not commenced any operations. All activities through June 30, 2024 relate to the Company’s formation and the initial public offering (the “Initial Public Offering”). Since the Initial Public Offering, the Company’s activity has been limited to the evaluation of business combination candidates. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income and changes in unrealized appreciation of Trust Account assets from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

The shareholders will be entitled to redeem their public shares for a pro rata portion of the amount then in the Trust Account (initially $10.05 per public share, subject to increase of up to an additional $0.03 per public share per month in the event that the Sponsor elects to extend the period of time to consummate a Business Combination (see below), plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to shareholders who redeem their public shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter (as discussed in Note 7). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s rights. The ordinary shares will be recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with ASC Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”).

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

DT CLOUD ACQUISITION CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

DT CLOUD ACQUISITION CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

DT CLOUD ACQUISITION CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

● Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2024 and December 31, 2023, the cash balance was $314,402 and $69,818, respectively. The Company did not have any cash equivalents as of June 30, 2024 and December 31, 2023.

● Cash and investment held in trust account

As of June 30, 2024 and December 31, 2023, substantially all of the assets held in the Trust Account were held in U.S. Treasury Securities Money Market Funds. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the unaudited balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in investment income earned on investments held in Trust in the accompanying unaudited statement of operations. The estimated fair values of investments held in Trust Account are determined using available market information. As of June 30, 2024 and December 31, 2023, the estimated fair values of investments held in Trust Account was $70,598,578 and $0, respectively.

● Ordinary share subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Ordinary share subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of June 30, 2024 and December 31, 2023, 6,900,000 and 0 ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s unaudited balance sheet, respectively.

● Deferred offering costs

Deferred offering costs consist of underwriting, legal, accounting and other expenses incurred through the balance sheet dates that are directly related to the Initial Public Offering and that were charged to shareholders’ equity upon the completion of the Initial Public Offering.

DT CLOUD ACQUISITION CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their unaudited financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the unaudited financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

● Net income (loss) per share

The Company calculates net loss per share in accordance with ASC Topic 260, “Earnings per Share.” In order to determine the net income attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income allocable to both the redeemable ordinary shares and non-redeemable ordinary shares and the undistributed income is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable ordinary shares. Any remeasurement of the accretion to the redemption value of the ordinary shares subject to possible redemption was considered to be dividends paid to the public stockholders.

The net income per share presented in the unaudited statement of operations is based on the following:

	For the six months ended June 30, 2024	For the six months ended June 30, 2023
Net income (loss)	$872,741	$(257)

	For the three months ended June 30, 2024	For the three months ended June 30, 2023
Net income (loss)	$828,866	$(257)

DT CLOUD ACQUISITION CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

	For the Six Months Ended		For the Six Months Ended
	June 30, 2024		June 30, 2023
	Redeemable	Non-Redeemable	Redeemable	Non-Redeemable
	Ordinary Share	Ordinary Share	Ordinary Share	Ordinary Share
Basic and diluted net income (loss) per share:
Numerators:
Allocation of net income (loss) including carrying value to redemption value	$621,409	$251,332	$-	$(257)
Allocation of net income (loss)	$621,409	$251,332	$-	$(257)
Denominators:
Weighted-average shares outstanding	4,852,747	1,962,714	-	1,500,000
Basic and diluted net income (loss) per share	$0.13	$0.13	$-	$(0.00)

	For the Three Months Ended		For the Three Months Ended
	June 30, 2024		June 30, 2023
	Redeemable	Non-Redeemable	Redeemable	Non-Redeemable
	Ordinary Share	Ordinary Share	Ordinary Share	Ordinary Share
Basic and diluted net income (loss) per share:
Numerators:
Allocation of net income (loss) including carrying value to redemption value	$638,087	$190,779	$-	$(257)
Allocation of net income (loss)	$638,087	$190,779	$-	$(257)
Denominators:
Weighted-average shares outstanding	6,900,000	2,063,000	-	1,500,000
Basic and diluted net income (loss) per share	$0.09	$0.09	$-	$(0.00)

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

DT CLOUD ACQUISITION CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

“Fair value” is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1 - Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

●	Level 2 - Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

●	Level 3 - Unobservable inputs based on the Company’s assessment of the assumptions that market participants would use in pricing the asset or liability.

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

DT CLOUD ACQUISITION CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

As of June 30, 2024 and December 31, 2023, the principal amount due and owing under the Promissory Note was $0 and $217,614, respectively.

Due to Related Party

As of June 30, 2024 and December 31, 2023, the Company had a temporary advance of $40,000 and $490,000 from the Sponsor, respectively. The balance is unsecured, interest-free and has no fixed terms of repayment.

DT CLOUD ACQUISITION CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Administrative Services Arrangement

An affiliate of the Sponsor will agree that, commencing from the date that the Company’s securities are first listed on NASDAQ through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company certain general and administrative services, including office space, administrative and support services, as the Company may require from time to time. The Company has agreed to pay the affiliate of the Sponsor $10,000 per month for these services commencing on the closing date of this offering for 9 months (or up to 21 months if the Company extends the Combination Period). As of June 30, 2024 and December 31, 2023, the unpaid services fee of $40,000 and $0, respectively. For the six months ended June 30, 2024 and 2023, the Company incurred $40,000 and $0 in fees for these services, respectively. For the three months ended June 30, 2024 and 2023, the Company incurred $30,000 and $0 in fees for these services, respectively.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $300,000. As of June 30, 2024 and December 31, 2023, the principal amount due and owing under the Working Capital Loan was $0.

NOTE 6 – SHAREHOLDERS’ DEFICIT

Ordinary shares

The Company is authorized to issue 500,000,000 ordinary shares at par $0.0001. Holders of the Company’s ordinary shares are entitled to one vote for each share.

As of June 30, 2024 and December 31, 2023, 2,063,000 and 1,725,000 Ordinary Shares were issued and outstanding excluding 6,900,000 and 0 shares subject to possible redemption, respectively, so that the initial shareholders will own 20% of the issued and outstanding shares after the Initial Public Offering (excluding the sale of the Private Units and assuming the initial shareholders do not purchase any Units in the Initial Public Offering). As a result of the underwriters’ full exercise of their over-allotment option on February 23, 2024, no Founder Shares are currently subject to forfeiture.

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

DT CLOUD ACQUISITION CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	June 30, 2024	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Cash held in trust account	$70,598,578	$70,598,578	$-	$-

	December 31, 2023	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Cash held in trust account	$-	$-	$-	$-

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

DT CLOUD ACQUISITION CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

For the six months ended June 30, 2024, cash used in operating activities was $524,310, primarily due to dividend income earned in cash and investments held in trust account of $1,253,578, prepaid expenses of $44,612 and due to Sponsor – related party of $177,614, partially set-off by net income of $872,741 and change in accrued liabilities of $78,753.

As of June 30, 2024, we had cash at bank of $314,402.

On August 5, 2022, we issued an unsecured promissory note to the sponsor, pursuant to which we may borrow up to an aggregate principal amount of $300,000 (the “Promissory Note”). The Promissory Note is non-interest-bearing and payable on the consummation of the initial business combination or converted upon consummation of the business combination into additional private units at a price of $10.00 per unit. As of June 30, 2024 and December 31, 2023, the principal amount due and owing under the Promissory Note was nil and $217,614, respectively.

As of June 30, 2024 and December 31, 2023, we had a temporary advance of $40,000 and $490,000 from the sponsor, respectively. The balance is unsecured, interest-free and has no fixed terms of repayment.

In order to fund working capital deficiencies or finance transaction costs in connection with an initial business combination, our sponsor, officers, directors, or their affiliates may, but are not obligated to, loan us funds as may be required (“Working Capital Loan”). If we complete our initial business combination, we will repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts, but no proceeds from our trust account would be used for such repayment. Up to $300,000 of such loans may be convertible upon consummation of our business combination into private units at a price of $10.00 per unit. As of June 30, 2024 and December 31, 2023, there was no outstanding balance of the principal amount due under the Working Capital Loan.

Results of Operations

Our entire activity since inception up to June 30, 2024 related to our formation, the preparation for the initial public offering, and since the closing of the initial public offering, the search for a prospective initial business combination. We will not be generating any operating revenues until the closing and completion of our initial business combination, at the earliest. We will generate non-operating income in the form of interest income from the amount held in the Trust Account.

For the three months ended June 30, 2024, we had a net income of $828,866, which consisted of dividend income earned in investments held in Trust Account of $907,328 and interest income of $8, partially set-off by formation and operating costs of $78,470.

For the six months ended June 30, 2024, we had a net income of $872,741, which consisted of dividend income earned in investments held in Trust Account of $1,253,578 and interest income of $15, partially set-off by formation and operating costs of $380,852.

For the three and six months ended June 30, 2023, we had a net loss of $257 and $257, respectively, both of which consisted of operating cost of $257.

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

Underwriting Agreement

The underwriters are to a cash underwriting discount of 2.5% of the gross proceeds of the initial public offering, or $1,725,000, upon the closing of the initial business combination. On February 23, 2024 we issued 103,500 ordinary shares of $0.0001 par value each to Brookline Capital Markets, a division of Arcadia Securities (“Brookline”), at the closing of our initial public offering as part of representative compensation, which have been received by Brookline.

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

Off-Balance Sheet Arrangements

As of June 30, 2024, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this Report, our disclosure controls and procedures were not effective as of June 30, 2024, because of the identification of the material weaknesses in our internal control over financial reporting relating to (1) inadequate segregation of duties within account processes due to limited personnel, and (2) insufficient written policies and procedure for accounting, IT, financial reporting and record keeping. In light of these material weaknesses, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. GAAP. Accordingly, our management believes that the financial statements included in this Report present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

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

Use of Proceeds

On February 23, 2024, we consummated the initial public offering of 6,900,000 units, which includes the exercise in full by the underwriters of their over-allotment option to purchase up to an additional 900,000 units on February 21, 2024. The units were sold at an offering price of $10.00 per unit, generating gross proceeds of $69,000,000. Brookline served as the representative of the underwriters of our initial public offering. Simultaneously with the closing of our initial public offering on February 23, 2024, we consummated the private placement with DT Cloud Capital Corp., our sponsor, of 234,500 units at a price of $10.00 per private unit, generating total gross proceeds of $2,345,000.

As of February 23, 2024, a total of $69,345,000 of the net proceeds from our initial public offering and the private placement were deposited in a trust account established for the benefit of our public stockholders at Morgan Stanley, with Continental Stock Transfer & Trust Company acting as trustee.

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

Date: July 30, 2024	DT Cloud Acquisition Corporation

	By:	/s/ Shaoke Li
	Name:	Shaoke Li
	Title:	Chief Executive Officer and Director (Principal Executive Officer)

	By:	/s/ Guojian Chen
	Name:	Guojian Chen
	Title:	Chief Financial Officer and Director (Principal Financial and Accounting Officer)

