Form 10-Q
period 2024-09-30
DT Cloud Acquisition Corp
filed 2024-11-07
CIK 1944212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 5, 2024, there were 8,963,000 ordinary shares, par value $0.0001 per shares, issued and outstanding.

DT Cloud Acquisition Corporation

2

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DT CLOUD ACQUISITION CORPORATION

UNAUDITED BALANCE SHEETS

	September 30, 2024	December 31, 2023

ASSETS
Current Assets:
Cash	$167,526	$69,818
Cash in escrow	-	425,000
Prepaid expenses	37,941	8,446

Total Current Assets	205,467	503,264

Deferred offering costs	-	85,000
Investments held in trust account	71,516,443	-

TOTAL ASSETS	$71,721,910	$588,264

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accrued liabilities	$68,610	$24,247
Amount due to related party	70,000	490,000
Promissory note – related party	-	217,614

Total Current Liabilities	138,610	731,861

Deferred Underwriting Compensation	1,725,000	-

TOTAL LIABILITIES	1,863,610	731,861

Commitments and contingencies
Ordinary shares subject to possible redemption, 6,900,000 and 0 shares issued and outstanding at redemption value of $10.36 and $0 as of September 30, 2024 and December 31, 2023, respectively	71,516,443	-

Shareholders’ Deficit:
Ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 2,063,000 and 1,725,000 shares issued and outstanding (excluding 6,900,000 and 0 shares, subject to possible redemption as of September 30, 2024 and December 31, 2023, respectively)	206	173
Additional paid-in capital	-	24,827
Accumulated deficit	(1,658,349)	(168,597)

Total Shareholders’ Deficit	(1,658,143)	(143,597)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$71,721,910	$588,264

See accompanying notes to the unaudited financial statements.

DT CLOUD ACQUISITION CORPORATION

UNAUDITED STATEMENTS OF OPERATIONS

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023

Formation and operating costs	$(157,610)	$(5,000)	$(538,462)	$(5,257)

Other income:
Dividend income earned in investments held in Trust Account	917,865	-	2,171,443	-
Interest income	7	-	22	-

Total Other income	917,872	-	2,171,465	-

NET INCOME (LOSS)	$760,262	$(5,000)	$1,633,003	$(5,257)

Basic and diluted weighted average shares outstanding, ordinary shares subject to possible redemption	6,900,000	-	5,540,146	-

Basic and diluted net income per ordinary shares subject to possible redemption	$0.08	$-	$0.22	$-

Basic and diluted weighted average shares outstanding, ordinary shares attributable to DT Cloud Acquisition Corporation	2,063,000	1,500,000	1,996,387	1,500,000
Basic and diluted net income (loss), ordinary shares attributable to DT Cloud Acquisition Corporation	$0.08	$(0.00)	$0.22	$(0.00)

See accompanying notes to unaudited financial statements.

DT CLOUD ACQUISITION CORPORATION

UNAUDITED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	For the nine months ended September 30, 2024
	Ordinary shares		Additional		Total
	No. of shares	Amount	paid-in capital	Accumulated deficit	Shareholders’ deficit

Balance as of December 31, 2023	1,725,000	$173	$24,827	$(168,597)	$(143,597)

Sale of units in initial public offering, net of offering costs	6,900,000	690	66,023,204	-	66,023,894
Sale of units to the founder in private placement	234,500	23	2,344,977	-	2,345,000
Issuance of representative shares	103,500	10	(10)	-	-
Initial classification of ordinary shares subject to possible redemption	(6,900,000)	(690)	(68,013,596)	-	(68,014,286)
Allocation of offering costs to ordinary shares subject to possible redemption	-	-	2,933,590	-	2,933,590
Accretion of carrying value to redemption value	-	-	(3,312,992)	(951,312)	(4,264,304)
Subsequent remeasurement of ordinary shares subject to possible redemption	-	-	-	(346,250)	(346,250)
Net income for the period	-	-	-	43,875	43,875

Balance as of March 31, 2024	2,063,000	206	-	(1,422,284)	(1,422,078)

Subsequent remeasurement of ordinary shares subject to redemption	-	-	-	(907,328)	(907,328)
Net income for the period	-	-	-	828,866	828,866

Balance as of June 30, 2024	2,063,000	206	-	$(1,500,746)	$(1,500,540)

Subsequent remeasurement of ordinary shares subject to redemption	-	-	-	(917,865)	(917,865)
Net income for the period	-	-	-	760,262	760,262

Balance as of September 30, 2024	2,063,000	$206	$-	$(1,658,349)	$(1,658,143)

	For the nine months ended September 30, 2023
	Ordinary shares		Additional		Total
	No. of shares	Amount	paid-in capital	Accumulated deficit	Shareholders’ deficit

Balance as of December 31, 2022	1,725,000	$173	$24,827	$(81,326)	$(56,326)

Net loss for the period	-	-	-	-	-

Balance as of March 31, 2023	1,725,000	173	$24,827	(81,326)	(56,326)

Net loss for the period	-	-	-	(257)	(257)

Balance as of June 30, 2023	1,725,000	173	24,827	(81,583)	(56,583)

Net loss for the period	-	-	-	(5,000)	(5,000)

Balance as of September 30, 2023	1,725,000	$173	$24,827	$(86,583)	$(61,583)

See accompanying notes to unaudited financial statements.

DT CLOUD ACQUISITION CORPORATION

UNAUDITED STATEMENTS OF CASH FLOWS

	For the nine months ended September 30, 2024	For the nine months ended September 30, 2023
Cash flows from operating activities:
Net income (loss)	$1,633,003	$(5,257)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Dividend income earned in cash and investments held in trust account	(2,171,443)	-
Change in operating assets and liabilities:
Prepaid expenses	(29,495)	-
Due to Sponsor – related party	(147,614)	5,257
Accrued liabilities	44,363	-

Net cash used in operating activities	(671,186)	-

Cash flows from investing activities:
Proceeds deposited in Trust Account	(69,345,000)	-

Net cash used in investing activities	(69,345,000)	-

Cash flows from financing activities:
Advance from related party	(490,000)	-
Proceed from public offering, net of offering costs	67,833,894	-
Proceed from private placement	2,345,000	-

Net cash provided by financing activities	69,688,894	-

NET CHANGE IN CASH	327,292	-

CASH, BEGINNING OF PERIOD	494,818	-

CASH, END OF PERIOD	$167,526	$-

Reconciliation to amounts on balance sheets:
Cash	$167,526	$-
Cash in escrow	-	-
	$167,526	$-

NON-CASH INVESTING AND FINANCIAL ACTIVITIES:
Issuance of representative shares	$10	$-
Initial classification of ordinary shares subject to possible redemption	$68,014,286	$-
Allocation of offering costs to ordinary shares subject to possible redemption	$2,933,590	$-
Accretion of carrying value to redemption value	$4,264,304	$-
Subsequent remeasurement of ordinary shares subject to possible redemption	$2,171,443	$-
Accrued underwriting compensation	$1,725,000	$-

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

As of September 30, 2024, the Company has not commenced any operations. All activities through September 30, 2024 relate to the Company’s formation and the initial public offering (the “Initial Public Offering”). Since the Initial Public Offering, the Company’s activity has been limited to the evaluation of business combination candidates. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income and changes in unrealized appreciation of Trust Account assets from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

On September 3, 2024, the Company entered into a non-binding letter of intent (the “LOI”) with Shanghai Maius Pharmaceutical Technology Co., LTD (“Shanghai Maius”). Shanghai Maius is a biopharmaceutical R&D company focusing on innovative formulations and targeted small-molecule chemical drugs. Its core products include small-molecule chemical drugs and peptide drugs. Under the terms of the LOI, the Company would acquire 100% of Shanghai Maius’s outstanding equity and equity equivalents or all of its business, with the deal structure to be determined later by the parties based on further due diligence findings and other considerations.

On October 22, 2024, the Company, Maius Pharmaceutical Co., Ltd., an exempted company limited by shares incorporated under the laws of the Cayman Islands (“Maius”)” as said below under “Proposed Business Combination” section, Maius Pharmaceutical Group Co., Ltd., an exempted company limited by shares incorporated under the laws of the Cayman Islands (“Pubco”) incorporated for the purpose of serving as the public listed company whose shares shall be traded on The Nasdaq Stock Market LLC (“Nasdaq”), Chelsea Merger Sub 1 Limited, a Cayman Islands exempted company (“Merger Sub 1”), Chelsea Merger Sub 2 Limited, a Cayman Islands exempted company (“Merger Sub 2”), and XXW Investment Limited, a limited liability company incorporated under the laws of British Virgin Islands as Maius’ representative (the “Shareholders’ Representative”), entered into a business combination agreement (the “Business Combination Agreement”).

Subject to, and in accordance with the terms and conditions of the Business Combination Agreement, (i) on the date on which the closing actually occurs (the “Closing Date”), Merger Sub 1 shall be merged with and into the Company (the “SPAC Merger”), with the Company continuing as the surviving company of the merger as a wholly-owned subsidiary of the Pubco (the “SPAC Merger Surviving Corporation”) and the separate existence of the Merger Sub 1 shall cease, and (ii) on the Closing Date and immediately following the SPAC Merger, Merger Sub 2 shall be merged with and into Maius (the “Acquisition Merger”, together with the SPAC Merger, the “Mergers”), with Maius continuing as the surviving company of the Acquisition Merger as a wholly-owned subsidiary of the Pubco (the “Surviving Corporation”) and the separate existence of the Merger Sub 2 shall cease. The Mergers and each of the other transactions contemplated by the Business Combination Agreement and other Ancillary Documents (as defined below) are collectively referred to as the “Transactions.”

The Company will have until February 23, 2025 initially to consummate a Business Combination. However, if the Company anticipates that it may not be able to consummate a Business Combination within nine months, the Company may extend the period of time to consummate a Business Combination up to twelve times, each by an additional one month each time (for a total of 24 months to complete a Business Combination (the “Combination Period”), including automatic extension period). In order to extend the time available for the Company to consummate a Business Combination, the Sponsor or its affiliate or designees must deposit into the Trust Account $207,000 (approximately $0.03 per public share), on or prior to the date of the applicable deadline, for each month extension. Any funds which may be provided to extend the time frame will be in the form of a loan to the Company from the Sponsor. The terms of any such loan have not been definitely negotiated, provided, however, any loan will be interest free and will be repayable only if the Company completes a Business Combination.

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

The Sponsor has agreed that it will be liable to the Company, if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amounts in the Trust Account to below $10.05 per share (whether or not the underwriters’ over-allotment option is exercised in full), except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of the “Proposed Public Offering” against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavouring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

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

● Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2024 and December 31, 2023, the cash balance was $167,526 and $69,818, respectively. The Company did not have any cash equivalents as of September 30, 2024 and December 31, 2023.

● Cash and investment held in trust account

As of September 30, 2024 and December 31, 2023, substantially all of the assets held in the Trust Account were held in U.S. Treasury Securities Money Market Funds. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the unaudited balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in investment income earned on investments held in Trust in the accompanying unaudited statement of operations. The estimated fair values of investments held in Trust Account are determined using available market information. As of September 30, 2024 and December 31, 2023, the estimated fair values of investments held in Trust Account were $71,516,443 and $0, respectively.

● Ordinary share subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Ordinary share subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of September 30, 2024 and December 31, 2023, 6,900,000 and 0 ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s unaudited balance sheet, respectively.

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

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their unaudited financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the unaudited financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The net income (loss) per share presented in the unaudited statement of operations is based on the following:

	For the nine months ended September 30, 2024	For the nine months ended September 30, 2023
Net income (loss)	$1,633,003	$(5,257)

	For the three months ended September 30, 2024	For the three months ended September 30, 2023
Net income (loss)	$760,262	$(5,000)

	For the Nine Months Ended		For the Nine Months Ended
	September 30, 2024		September 30, 2023
	Redeemable Ordinary Share	Non-Redeemable Ordinary Share	Redeemable. Ordinary Share	Non-Redeemable Ordinary Share
Basic and diluted net income (loss) per share:
Numerators:
Allocation of net income (loss) including carrying value to redemption value	$1,200,429	$432,574	$-	$(5,257)
Allocation of net income (loss)	$1,200,429	$432,574	$-	$(5,257)
Denominators:
Weighted-average shares outstanding	5,540,146	1,996,387	-	1,500,000
Basic and diluted net income (loss) per share	$0.22	$0.22	$-	$(0.00)

	For the Three Months Ended		For the Three Months Ended
	September 30, 2024		September 30, 2023
	Redeemable Ordinary Share	Non-Redeemable Ordinary Share	Redeemable Ordinary Share	Non-Redeemable Ordinary Share
Basic and diluted net income (loss) per share:
Numerators:
Allocation of net income (loss) including carrying value to redemption value	$585,274	$174,988	$-	$(5,000)
Allocation of net income (loss)	$585,274	$174,988	$-	$(5,000)
Denominators:
Weighted-average shares outstanding	6,900,000	2,063,000	-	1,500,000
Basic and diluted net income (loss) per share	$0.08	$0.08	$-	$(0.00)

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

As of September 30, 2024 and December 31, 2023, the principal amount due and owing under the Promissory Note was $0 and $217,614, respectively.

Due to Related Party

As of September 30, 2024 and December 31, 2023, the Company had a temporary advance of $70,000 and $490,000 from the Sponsor, respectively. The balance is unsecured, interest-free and has no fixed terms of repayment.

Administrative Services Arrangement

An affiliate of the Sponsor will agree that, commencing from the date that the Company’s securities are first listed on NASDAQ through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company certain general and administrative services, including office space, administrative and support services, as the Company may require from time to time. The Company has agreed to pay the affiliate of the Sponsor $10,000 per month for these services commencing on the closing date of this offering for 9 months (or up to 21 months if the Company extends the Combination Period). As of September 30, 2024 and December 31, 2023, the unpaid services fee of $70,000 and $0, respectively. For the nine months ended September 30, 2024 and 2023, the Company incurred $70,000 and $0 in fees for these services, respectively. For the three months ended September 30, 2024 and 2023, the Company incurred $30,000 and $0 in fees for these services, respectively.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $300,000. As of September 30, 2024 and December 31, 2023, the Company has no principal amount due and owing under the Working Capital Loans.

NOTE 6 – SHAREHOLDERS’ DEFICIT

Ordinary shares

The Company is authorized to issue 500,000,000 ordinary shares at par value of $0.0001. Holders of the Company’s ordinary shares are entitled to one vote for each share.

As of September 30, 2024 and December 31, 2023, 2,063,000 and 1,725,000 Ordinary Shares were issued and outstanding excluding 6,900,000 and 0 shares subject to possible redemption, respectively, so that the initial shareholders will own 20% of the issued and outstanding shares after the Initial Public Offering (excluding the sale of the Private Units and assuming the initial shareholders do not purchase any Units in the Initial Public Offering). As a result of the underwriters’ full exercise of their over-allotment option on February 23, 2024, no Founder Shares are currently subject to forfeiture.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	September 30, 2024	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Cash held in trust account	$71,516,443	$71,516,443	$-	$-

	December 31, 2023	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Cash held in trust account	$-	$-	$-	$-

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

On October 22, 2024, the Company, Maius Pharmaceutical Co., Ltd., an exempted company limited by shares incorporated under the laws of the Cayman Islands (“Maius”)” as said below under “Proposed Business Combination” section, Maius Pharmaceutical Group Co., Ltd., an exempted company limited by shares incorporated under the laws of the Cayman Islands (“Pubco”) incorporated for the purpose of serving as the public listed company whose shares shall be traded on The Nasdaq Stock Market LLC (“Nasdaq”), Chelsea Merger Sub 1 Limited, a Cayman Islands exempted company (“Merger Sub 1”), Chelsea Merger Sub 2 Limited, a Cayman Islands exempted company (“Merger Sub 2”), and XXW Investment Limited, a limited liability company incorporated under the laws of British Virgin Islands as Maius’ representative (the “Shareholders’ Representative”), entered into a business combination agreement (the “Business Combination Agreement”).

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

We will provide our public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of our initial business combination either (i) in connection with a shareholder meeting called to approve the business combination or (ii) by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under the law or stock exchange listing requirement. The amount in the Trust Account is initially anticipated to be $10.05 per public share (subject to increase of up to an additional $0.03 per public share for each monthly extension in the event that the Sponsor elects to extend the period of time to consummate a business combination). The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. There will be no redemption rights upon the completion of our initial business combination with respect to our rights. The Sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares, private placement shares and any public shares they may acquire during or after our initial public offering in connection with the completion of our initial business combination.

As we have entered into a definitive business combination agreement on October 22, 2024 (the “Business Combination Agreement”), which is within nine months after the closing of our initial public offering, we have been entitled to an automatic three-month extension to the original nine months from the closing of our initial public offering to consummate our initial business combination. As a result, we now have 12 months from the closing of our initial public offering to consummate our initial business combination, or up to 24 months if we extend the period of time to consummate a business combination, which may be accomplished only if our insiders or their affiliates or designees deposit additional funds into the Trust Account. If it is reasonably determined by us and Maius (as defined below) that we may not be able to consummate the initial business combination by February 23, 2025, we will use our reasonable best efforts to cause the our board of directors to approve that the date by which we must consummate a business combination is extended from February 23, 2025 to February 23, 2026 (such period by which we must consummate a business combination, as amended, and as may be extended in accordance with the provisions of the Business Combination Agreement, the “Combination Period”), provided that our insiders or their affiliates or designees deposit additional funds into the Trust Account.

If we are unable to consummate an initial business combination within the Combination Period, we will, (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (2) and (3), to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

Proposed Business Combination

On October 22, 2024, we entered into the Business Combination Agreement with Maius Pharmaceutical Co., Ltd., an exempted company limited by shares incorporated under the laws of the Cayman Islands (“Maius”), Maius Pharmaceutical Group Co., Ltd., an exempted company limited by shares incorporated under the laws of the Cayman Islands (“Pubco”) incorporated for the purpose of serving as the public listed company whose shares shall be traded on Nasdaq, Chelsea Merger Sub 1 Limited, a Cayman Islands exempted company (“Merger Sub 1”), Chelsea Merger Sub 2 Limited, a Cayman Islands exempted company (“Merger Sub 2”), and XXW Investment Limited, a limited liability company incorporated under the laws of British Virgin Islands as the Company shareholders’ representative (the “Shareholders’ Representative”). The mergers and each of the other transactions contemplated by the Business Combination Agreement or other ancillary documents are collectively referred to as the “Business Combination.”

Termination

The Business Combination Agreement may be terminated under certain customary and limited circumstances prior to the Closing (as defined in the Business Combination Agreement), including, among others: (i) by mutual written consent of us and Maius; (ii) by us or Maius if the Closing has not occurred on or before June 30, 2025 (the “Outside Date”); (iii) by us or Maius if any law or governmental order is in effect that has become final and non-appealable and has the effect of making the consummation of the Transactions illegal or otherwise preventing or prohibiting consummation of the Transactions (as defined in the Business Combination Agreement); (iv) by either us or Maius if it is not in material breach of any of its obligations hereunder while the other party is in material breach of any of its representations, warranties or obligations hereunder that renders or could reasonably be expected to render the conditions set forth in the Business Combination Agreement incapable of being satisfied on the Outside Date, and such breach cannot or has not been cured; (v) by us if we are not in material breach of any of our obligations hereunder and Maius fails to perform certain covenants set forth in the Business Combination Agreement within the time period promulgated therein; and (vi) by either us or Maius, if we fail to obtain the required shareholder approval upon vote taken thereon at a duly convened special meeting of shareholders.

The Business Combination Agreement and related agreements are further described in our Current Report on Form 8-K filed with the SEC on October 23, 2024. Other than as specifically discussed, this Quarterly Report does not assume the closing of the Business Combination or the transactions contemplated by the Business Combination Agreement.

Form of Sponsor Support and Lock-up Agreement

Simultaneously with the execution and delivery of the Business Combination Agreement, the Sponsor has executed and delivered to Maius a support and lock-up agreement (the “Sponsor Support and Lock-up Agreement”), pursuant to which, the Sponsor has agreed to, among other things, (i) vote to adopt and approve the Business Combination Agreement, the Ancillary Agreements and the Transactions contemplated hereunder, and (ii) become subject to certain lock-up provisions with respect to certain Restricted Securities (as defined in the Sponsor Support and Lock-up Agreement) held by it.

The foregoing description of the Sponsor Support and Lock-up Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the Sponsor Support and Lock-up Agreement, a copy of which is filed with our Current Report on Form 8-K filed with the SEC on October 23, 2024, 2024 which is incorporated by reference herein.

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

Our management plans to address this uncertainty through the initial business combination as discussed above. There is no assurance that our plans to consummate the initial business combination will be successful or successful by the deadline of completing an initial business combination as described above. The unaudited financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Risks and Uncertainties

We are currently experiencing a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability and economic uncertainties. For example, United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict and the recent escalation of the Israel-Hamas conflict. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. The Russia-Ukraine conflict and the escalation of the Israel Hamas conflict and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyber-attacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets. The political and economic intense between the United States and China may also affect the business of the target of our Business Combination.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by any negative impact on the global economy and capital markets resulting from the conflict in geopolitical tensions and economic uncertainties.

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

For the nine months ended September 30, 2024, cash used in operating activities was $671,186, primarily due to dividend income earned in cash and investments held in trust account of $2,171,443, prepaid expenses of $29,495 and due to Sponsor – related party of $147,614, partially set-off by net income of $1,633,003 and change in accrued liabilities of $44,363.

As of September 30, 2024, we had cash at bank of $167,526.

On August 5, 2022, we issued an unsecured promissory note to the sponsor, pursuant to which we may borrow up to an aggregate principal amount of $300,000 (the “Promissory Note”). The Promissory Note is non-interest-bearing and payable on the consummation of the initial business combination or converted upon consummation of the business combination into additional private units at a price of $10.00 per unit. As of September 30, 2024 and December 31, 2023, the principal amount due and owing under the Promissory Note was $0 and $217,614, respectively.

As of September 30, 2024 and December 31, 2023, we had a temporary advance of $70,000 and $490,000 from the sponsor, respectively. The balance is unsecured, interest-free and has no fixed terms of repayment.

In order to fund working capital deficiencies or finance transaction costs in connection with an initial business combination, our sponsor, officers, directors, or their affiliates may, but are not obligated to, loan us funds as may be required (“Working Capital Loan”). If we complete our initial business combination, we will repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts, but no proceeds from our trust account would be used for such repayment. Up to $300,000 of such loans may be convertible upon consummation of our business combination into private units at a price of $10.00 per unit. As of September 30, 2024 and December 31, 2023, there was no outstanding balance of the principal amount due under the Working Capital Loan.

Results of Operations

Our entire activity since inception up to September 30, 2024 related to our formation, the preparation for the initial public offering, and since the closing of the initial public offering, the search for a prospective initial business combination. We will not be generating any operating revenues until the closing and completion of our initial business combination, at the earliest. We will generate non-operating income in the form of interest income from the amount held in the Trust Account.

For the three months ended September 30, 2024, we had a net income of $760,262, which consisted of dividend income earned in investments held in Trust Account of $917,865 and interest income of $7, partially set-off by formation and operating costs of $157,610.

For the three months ended September 30, 2023, we had a net loss of $5,000, which consisted of formation and operating costs of $5,000.

For the nine months ended September 30, 2024, we had a net income of $1,633,003, which consisted of dividend income earned in investments held in Trust Account of $2,171,443 and interest income of $22, partially set-off by formation and operating costs of $538,462.

For the nine months ended September 30, 2023, we had a net income of $5,257, which consisted of formation and operating costs of $5,257.

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

Business Combination Agreement

On October 22, 2024, we entered into the Business Combination Agreement with Maius, Pubco, Merger Sub 1, Merger Sub 2 and XXW Investment Limited. The merger involves multiple steps and will result in the cancellation and conversion of various shares into Pubco’s ordinary shares. After the Closing of the transactions contemplated by the Business Combination Agreement, we will become a wholly owned subsidiary of Pubco. The Closing is subject to various conditions, such as shareholder approvals and regulatory clearances (including the necessary approval from the China Securities Regulatory Commission). Additionally, related agreements such as the Key Company Shareholder Lock-Up agreement, Key Company Shareholder Support agreement, and Sponsor Support and Lock-up Agreement (as defined in the Business Combination Agreement) have been executed. See our Current Report on Form 8-K filed with the SEC on October 23, 2024 for details.

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

Off-Balance Sheet Arrangements

As of September 30, 2024, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this Report, our disclosure controls and procedures were not effective as of September 30, 2024, because of the identification of the material weaknesses in our internal control over financial reporting relating to (1) inadequate segregation of duties within account processes due to limited personnel, and (2) insufficient written policies and procedure for accounting, IT, financial reporting and record keeping. In light of these material weaknesses, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. GAAP. Accordingly, management believes that the financial statements included in this Report present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Except as set forth below, as of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our annual report on Form 10-K filed with the SEC on March 28, 2024. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

The Sponsor and our directors and officers have interests that are different from, or in addition to (and which may conflict with), the interests of its shareholders, and therefore potential conflicts of interest exist in recommending that shareholders vote in favor of the Business Combination. Such conflicts of interests include that the Sponsor as well as our directors and officers are expected to lose their entire investment in the Company if the Business Combination is not completed.

When considering our board’s recommendation to vote in favor of approving any proposals in connection with the Business Combination, our shareholders should keep in mind that the Sponsor and our directors and officers have interests in such proposals that are different from, or in addition to (and which may conflict with), those of our shareholders generally.

These interests include, among other things:

●	The fact that immediately following the consummation of the Business Combination, the initial shareholders are expected to hold an aggregate of 1,993,000 Pubco ordinary shares on an as-converted basis, consisting of (i) 1,725,000 Pubco ordinary shares to be converted from our ordinary shares held by the initial shareholders, (ii) 234,500 Pubco ordinary shares to be converted from our ordinary shares underlying the private units held by the initial shareholders; and (iii) 33,500 Pubco ordinary shares to be converted from our ordinary shares underlying the private rights held by the initial shareholders, which in the aggregate, would represent approximately 5.7% ownership interest in the Pubco following the consummation of the Business Combination under the no redemption scenario, on an as-converted basis.

●	The fact that the Sponsor acquired 234,500 units at a price of $10.00 per private unit through private placement simultaneously with the closing of our initial public offering on February 23, 2024.

●	The fact that the initial shareholders paid an aggregate purchase price of $25,000, or approximately $0.01 per share, for 1,725,000 insider shares prior to our initial public offering, which shall be surrendered to us to exchange for a share certificate representing the same number of Pubco ordinary shares at the SPAC Merger Effective Time pursuant to the Business Combination Agreement. All of the insider shares are subject to certain transfer restrictions and could have a significantly higher value at the time of the Business Combination, which, if unrestricted and freely tradable, would be valued at approximately $17.9 million, based on the most recent closing price of our ordinary shares of $10.39 per share on November 5, 2024

●	The fact that if the Business Combination or another business combination is not consummated by February 23, 2025 (or February 23, 2026 if we extend the Combination Period which may be accomplished only if the Sponsor deposits additional funds into the Trust Account), we will cease all operations except for the purpose of winding up, redeeming 100% of our outstanding public shares for cash and, subject to the approval of its remaining shareholders and our board, liquidating and dissolving. In such event, the private units held by our initial shareholders would expire worthless. If the Business Combination is consummated, each of our outstanding ordinary share will be converted into one Pubco ordinary share. Given (i) the differential in the purchase price that the Sponsor paid for the insider shares, as compared to the price of the our ordinary shares, (ii) the differential in the purchase price that the Sponsor paid for the our private placement units as compared to the price of the public units, and (iii) the substantial number of Pubco ordinary shares that the Sponsor will receive upon conversion of the initial shares and/or our private placement units, the Sponsor may earn a positive return on their investment, even if public shareholders have a negative return on their investment.

●	The fact that the Sponsor has agreed that if we liquidate the Trust Account prior to the consummation of a business combination, it will be liable to pay debts and obligations to target businesses or vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us in excess of the net proceeds of our initial public offering not held in the Trust Account, but only to the extent necessary to ensure that such debts or obligations do not reduce the amounts in the trust account and only if such parties have not executed a waiver agreement.

●	The fact that our Sponsor, officers, directors, or their affiliates may, but are not obligated to, loan us funds as may be required (“Working Capital Loan”) to fund working capital deficiencies or finance transaction costs in connection with an initial business combination. Up to $300,000 of such Working Capital Loan may be convertible upon consummation of our business combination into private units at a price of $10.00 per unit.

●	The fact that the Business Combination Agreement provides for the continued indemnification of our current directors and officers and the continuation of directors and officers liability insurance covering our current directors and officers.

●	The fact that Maius, the Sponsor and Pubco will enter into an amendment to the Registration Rights Agreement of our company on or prior to the Closing which provides for registration rights following consummation of the Business Combination.

●	The fact that pursuant to the Business Combination Agreement, the Sponsor shall promptly provide non-interest bearing loans to us (the “Extension Loans”) for the sole purpose of extending the deadline for the consummation of our initial business combination, which shall immediately be repaid by us to the Sponsor and/or Maius (as the case may be) upon the earlier of the Closing or the expiry of the deadline for the consummation of our initial business combination.

●	The fact that in addition to these interests of the Sponsor and our officers, directors and advisors, to the fullest extent permitted by applicable laws and our memorandum and articles of association, waive certain applications of the doctrine of corporate opportunity in some circumstances where the application of any such doctrine would conflict with any fiduciary duties or contractual obligations they may have, and we will renounce any expectancy that any of our directors or officers will offer any such corporate opportunity of which he or she may become aware to us. We do not believe that the pre-existing fiduciary duties or contractual obligations of its officers and directors materially impacted its search for an acquisition target. Further, we do not believe that the waiver of the application of the corporate opportunity doctrine had any impact on its search for a potential business combination target.

The personal and financial interests of our directors and officers may have influenced their motivation in identifying and selecting Maius as a business combination target, completing the Business Combination with Maius and influencing the operation of the business following the Business Combination.

There is no assurance when or if the Business Combination will be completed.

The completion of the Business Combination is subject to the satisfaction or waiver of a number of conditions as set forth in the Business Combination Agreement, including, among others, (i) receipt of the required approval by our shareholders; (ii) receipt of the required approval by the shareholders of Maius; (iii) effectiveness of the registration statement (which is to be prepared in connection with the Business Combination and to call a special meeting of our shareholders requiring us to prepare and file with the SEC) declared by the SEC; (iv) the approval for Pubco’s initial listing application with Nasdaq; and (v) the absence of any law or governmental order or legal injunction making illegal the consummation of the Business Combination,

No assurance can be given that the required consents, orders and approvals will be obtained or that the required conditions to the completion of the Business Combination will be satisfied. Even if all such consents, orders and approvals are obtained and such conditions are satisfied, no assurance can be given as to the terms, conditions and timing of such consents, orders and approvals. We cannot provide assurance that the Business Combination will be completed on the terms or timeline currently contemplated, or at all.

Our extraordinary shareholder meeting may take place before all of the required regulatory approvals have been obtained and before all conditions to such approvals, if any, are known. Notwithstanding the foregoing, if the proposal to conduct the Business Combination and the Transactions are approved by our shareholders, we would not be required to seek further approval of our shareholders, even if the conditions imposed in obtaining required regulatory approvals could have an adverse effect on us or Maius.

The approval of, or submission of filings with, the China Securities Regulatory Commission (the “CSRC”), may be required in connection with the Business Combination.

The PRC government has expanded oversight over offerings that are conducted overseas by China-based issuers and foreign investment in China-based issuers in recent years. On February 17, 2023, the CSRC released the Trial Administrative Measures of Overseas Securities Offering and Listing by Domestic Companies (the “Trial Measures”), and five supporting guidelines, which came into effect on March 31, 2023. According to the Trial Measures, domestic companies that seek to offer or list securities overseas, both directly and indirectly, should fulfill certain filing procedures and report relevant information to the CSRC. If the issuer meets both of the following conditions, an overseas offering and listing will be determined as an indirect overseas offering and listing by a domestic company: (i) any of the total assets, net assets, revenue or profits of the PRC-incorporated operating entities of the issuer in the most recent accounting year accounts for more than 50% of the corresponding figure in the issuer’s audited consolidated financial statements for the same period, and (ii) the issuer’s major operational activities are carried out in the PRC or its main places of business are located in the PRC, or the senior managers in charge of operation and management of the issuer are mostly PRC citizens or are domiciled in the PRC. The determination as to whether or not an overseas offering and listing by domestic companies is indirect, shall be made on a substance over form basis.

Pursuant to covenants of Maius under the Business Combination Agreement, Maius shall use its commercially reasonable efforts to fulfill the filing procedure with the CSRC and report relevant information in a timely manner per the requirements of the Trial Measures and the supporting guidelines. Maius expects to submit the filing application documents according to the Trial Measures and relevant supporting guidelines within three business days after filing the registration statement in connection with the Transactions with the SEC. It is uncertain whether Maius will be able to, or how long it will take it to, obtain such approval or complete the filing procedures. Further, the CSRC could rescind its approval after giving it. Any failure to obtain or delay in obtaining clearance of such approval or completing such filing procedures for this Business Combination or the Pubco’s proposed listing on Nasdaq, or a rescission of any such approval obtained by Maius, would subject Maius to regulatory actions or other sanctions by the CSRC or other PRC regulatory authorities for failure to obtain required governmental authorization. These governmental authorities may impose fines, restrictions and penalties on Maius, which might make it advisable for Maius to suspend the Business Combination or the Pubco’s proposed listing on Nasdaq. All of these could have a material adverse effect on our and Maius’ ability to consummate the Business Combination, and could significantly limit or completely hinder the Pubco’s ability and the ability of any holder of the Pubco’s securities to offer or continue to offer such securities.

There is no assurance if any PIPE financing as contemplated in the Business Combination can be completed.

Pursuant to covenants under the Business Combination Agreement, we and Maius have agreed to use commercially reasonable efforts to obtain executed subscription agreements for an aggregate investment amount of no less than $10,000,000 from third party investors (such investors, collectively, with any permitted assignees or transferees, the “PIPE Investors”), pursuant to which the PIPE Investors make or commit to make private equity investments in us, Maius or Pubco to purchase shares of us, Maius or Pubco in connection with a private placement, and/or enter into backstop or other alternative financing arrangements with potential investors (a “PIPE Investment”). We may terminate the Business Combination Agreement at any time prior to the Closing if we are not in material breach of any of our obligations in the Business Combination Agreement while Maius fails to perform such covenants in connection with the PIPE Investment within the time period specified in the Business Combination Agreement.

Although we will continue to work toward obtaining the PIPE Investment on market terms, no subscription agreements have been entered into as of the date of this Quarterly Report on Form 10-Q. Accordingly, there are substantial uncertainties with respect to the financing amount, terms and timing of PIPE Investment, as well as the dilutive effect of such PIPE Investment to our non-redeeming shareholders. Furthermore, there can be no assurances that such PIPE Investment can be secured at all. Lack of PIPE Investment may cause the Business Combination to become less attractive to some investors, which may make it more difficult for us to complete the Business Combination.

If the Business Combination does not constitute an “Exchange” within the meaning of Section 351 of the Code, then the Business Combination generally will be taxable to U.S. holders.

Each of us, Maius, Pubco, Merger Sub 1 and Merger Sub 2 intend to take the position that, for U.S. federal income tax purposes, the Transactions constitute a single exchange transaction under Section 351 of the Internal Revenue Code of 1986, as amended (the “Exchange”). However, there is a lack of authority supporting the treatment of the Transactions as an Exchange, and accordingly there is significant uncertainty that the Business Combination would so qualify. Neither us nor Maius intends to request a ruling from the IRS regarding the U.S. federal income tax treatment of the Business Combination as part of an Exchange, and no assurance can be given that Business Combination will qualify as part of an Exchange, that the IRS will not challenge this position or that a court will not sustain such a challenge by the IRS. Further, the Closing is not conditioned upon the receipt of an opinion of counsel that the Transactions will constitute an Exchange.

If the Transactions do not constitute an Exchange, then a U.S. holder generally will recognize gain or loss in an amount equal to the difference between the fair market value (as of the Closing Date of the Business Combination) of Pubco ordinary shares received in the Business Combination, over such holder’s aggregate adjusted tax basis in the corresponding public shares surrendered by such holder in the Business Combination. Even if the Transactions otherwise constitutes an Exchange, U.S. Holders may be required to recognize gain (but not loss) in the Business Combination under the PFIC rules. The tax consequences of the Business Combination are complex and will depend on each U.S. holder’s particular circumstances.

We may not have sufficient funds to consummate the Business Combination.

As of September 30, 2024, we had US$167,526 of cash held outside the Trust Account. If we are required to seek additional capital, we may need to borrow funds from the Sponsor, directors, officers, their affiliates or other third parties to operate or may be forced to liquidate. We believe that the funds available to us outside of the Trust Account, together with funds available from loans from Sponsor, its affiliates or members of our management team will be sufficient to allow us to operate for at least the period ending on February 23, 2025 (or February 23, 2026 if we extend the Combination Period which may be accomplished only if the Sponsor deposits additional funds into the Trust Account). However, we cannot assure you that its estimate is accurate, and the Sponsor, directors, officers and their affiliates are under no obligation to advance funds to us in such circumstances.

Our management concluded that there is substantial doubt about its ability to continue as a “going concern.”

As of September 30, 2024, we had US$71,516,443 of cash and investments held in the Trust Account to be used for a business combination or to repurchase or redeem our ordinary shares in connection therewith. If we are unable to raise additional funds to alleviate liquidity needs and complete a business combination by February 23, 2025 (or February 23, 2026 if we extend the Combination Period which may be accomplished only if the Sponsor deposits additional funds into the Trust Account), we will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about our ability to continue as a going concern.

We depend on a variety of U.S. and multi-national financial institutions to provide us with banking services. The default or failure of one or more of the financial institutions that we rely on may adversely affect our business and financial condition.

We maintain the majority of our cash and cash equivalents in accounts with major U.S. and multi-national financial institutions, and our deposits at certain of these institutions exceed insured limits. Market conditions can impact the viability of these institutions. In the event of the failure of any of the financial institutions where we maintain our cash and cash equivalents, there can be no assurance that we would be able to access uninsured funds in a timely manner or at all. Any inability to access or delay in accessing these funds could adversely affect our liquidity, business and financial condition.

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

There has been no material change in the planned use of proceeds from our initial public offering and the private placement as described in our final prospectus dated February 20, 2024   .

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

Date: November 7, 2024	DT Cloud Acquisition Corporation

	By:	/s/ Shaoke Li
	Name:	Shaoke Li
	Title:	Chief Executive Officer and Director (Principal Executive Officer)

	By:	/s/ Guojian Chen
	Name:	Guojian Chen
	Title:	Chief Financial Officer and Director (Principal Financial and Accounting Officer)

