Form 10-K
period 2024-12-31
DT Cloud Acquisition Corp
filed 2025-03-27
CIK 1944212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

DT CLOUD ACQUISITION CORPORATION

(Exact name of registrant guarantor as specified in its charter)

Cayman Islands	001-41967	N/A
(State or other jurisdiction of incorporation or organization)	(Commission \File Number)	(I.R.S. Employer Identification Number)

30 Orange Street London, United Kingdom	WC2H 7HF
(Address of principal executive offices)	(Zip Code))

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

As of June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s ordinary shares outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the ordinary shares on such date, as reported on The Nasdaq Stock Market LLC (“Nasdaq”), was approximately $71,435,700.00 (based on the closing sales price of the ordinary shares on June 28, 2024 of $10.20).

As of March 21, 2025, there were 7,094,633 ordinary shares, par value $0.0001 per share.

Documents Incorporated by Reference: None.

CERTAIN TERMS

Unless otherwise stated in this Annual Report on Form 10-K (this “Report”), references to:

●	“we,” “us,” “our company” or “registrant” are to DT Cloud Acquisition Corporation;

●	“amended and restated memorandum and articles of association” are to our currently effective amended and restated memorandum and articles of association adopted by special resolution dated February 19, 2024 and amended by special resolution dated March 20, 2025;

●	“Companies Act” are to the Companies Act (Revised) of the Cayman Islands, as may be amended from time to time;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“initial public offering” are to our initial public offering consummated on February 23, 2024;

●	“initial shareholders” are to all of our shareholders prior to our initial public offering, including all of our officers and directors to the extent they hold such shares;

●	“insider shares” are to the 1,725,000 ordinary shares held by our initial shareholders prior to our initial public offering;

●	“Investment Company Act” are to Investment Company Act of 1940, as amended;

●	“management” or our “management team” are to our executive officers and directors;

●	“PRC” or “China” are to the People’s Republic of China, and only in the context of describing the industry matters and the PRC laws, rules, regulations, regulatory authorities, and any PRC entities or citizens under such rules, laws and regulations and other legal or tax matters in this prospectus, excludes Taiwan, the Hong Kong Special Administrative Region and the Macau Special Administrative Region;

●	“private units” are to the units issued in a private placement simultaneously with the closing of our initial public offering;

●	“public shares” are to ordinary shares sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market);

●	“public shareholders” are to the holders of the public shares, whether they are purchased in the public offering or in the aftermarket, including any of our initial shareholders to the extent that they purchase such public shares (except that our initial shareholders will not have conversion or tender rights with respect to any public shares they own);

●	“public units” are to the units issued in our initial public offering to public shareholders;

●	“representative shares” are to the 103,500 ordinary shares issued to Brookline (and/or its designees) as a part of its representative compensation simultaneously with the closing of our initial public offering;

●	“rights” or “public rights” are to the rights which are being sold as part of the units in our initial public offering;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“sponsor” are to DT Cloud Capital Corp.;

●	“US Dollars” and “$” are to the legal currency of the United States; and

●	“U.S. Holder” are to a beneficial owner of units, ordinary shares or rights that is for U.S. federal income tax purposes (1) an individual citizen or resident of the United States; (2) a corporation (or other entity treated as a corporation for U.S. federal income tax purposes) that is created or organized (or treated as created or organized) in or under the laws of the United States, any state thereof or the District of Columbia; (3) an estate, the income of which is subject to U.S. federal income taxation regardless of its source; or (4) a trust if (a) a court within the United States is able to exercise primary supervision over the administration of the trust and one or more U.S. persons have the authority to control all substantial decisions of the trust, or (a) it has in effect, under applicable U.S. Treasury regulations, a valid election to be treated as a U.S. person.

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

SUMMARY OF RISK FACTORS

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Report, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. Such risks include, but are not limited to:

●	We are a newly formed blank check company with no operating history and no revenues, and accordingly, you will not have any basis on which to evaluate our ability to achieve our business objective.

●	If we are unable to consummate a business combination, our public shareholders may be forced to wait more than 12 months (or up to 27 months if we extend the period of time to consummate a business combination as described in this Report) before receiving liquidation distributions.

●	Unlike other blank check companies, we may extend the time to complete a business combination by up to twelve months without a shareholder vote or your ability to redeem your shares.

●	The requirement that we complete an initial business combination within a specific period of time may give potential target businesses leverage over us in negotiating our initial business combination and may limit the amount of time we have to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to consummate our initial business combination on terms that would produce value for our shareholders.

●	The Sponsor and our directors and officers have interests that are different from, or in addition to (and which may conflict with), the interests of its shareholders, and therefore potential conflicts of interest exist in recommending that shareholders vote in favor of the Business Combination.

●	There is no assurance when or if the Business Combination will be completed.

●	There is no assurance if any PIPE financing as contemplated in the Business Combination can be completed.

●	The Business Combination may be a taxable event for U.S. Holders of our ordinary shares and rights.

●	We may not have sufficient funds to consummate the Business Combination.

●	We may not be able to complete an initial business combination with a U.S. target company since such initial business combination may be subject to U.S. foreign investment regulations and review by a U.S. government entity, such as the Committee on Foreign Investment in the United States (“CFIUS”), or ultimately prohibited.

●	You will not be entitled to protections normally afforded to investors of blank check companies.

●	We may issue additional ordinary or preferred shares or debt securities to complete a business combination, which would reduce the equity interest of our shareholders and likely cause a change in control of our ownership.

●	We may be unable to obtain additional financing, if required, to complete a business combination or to fund the operations and growth of the target business, which could compel us to restructure or abandon a particular business combination.

●	If third parties bring claims against us, the proceeds held in trust could be reduced and the per-share redemption price received by shareholders may be less than $10.05.

●	Holders of rights will not have redemption rights if we are unable to complete an initial business combination within the required time period.

●	We have no obligation to net cash settle the rights.

●	Our ability to successfully effect a business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following a business combination. While we intend to closely scrutinize any individuals we engage after a business combination, we cannot assure you that our assessment of these individuals will prove to be correct.

●	Our officers and directors may not have significant experience or knowledge regarding the jurisdiction or industry of the target business we may seek to acquire.

●	Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following a business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

●	Our officers and directors will allocate their time to other businesses thereby potentially limiting the amount of time they devote to our affairs. This conflict of interest could have a negative impact on our ability to consummate our initial business combination.

●	Our officers and directors have pre-existing fiduciary and contractual obligations and accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

●	Nasdaq may delist our securities from trading on its exchange which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

●	We may effect a business combination with a company located outside of the United States and if we do, we would be subject to a variety of additional risks that may negatively impact our business operations and financial results.

●	Given the PRC government’s potential oversight and discretion over the conduct of our directors’ and officers’ search for a target company, the PRC government may intervene or influence our operations at any time, which could result in a material change in our search for a target business and/or the value of the securities we are registering. Changes in the policies, regulations, rules, and the enforcement of laws of the PRC may be adopted quickly with little advance notice and could have a significant impact upon our ability to operate.

●	The PRC government has indicated its intent to intervene in or influence a PRC company’s business operations at any time or to exert more oversight and control over offerings conducted overseas and foreign investment in China-based issuers. This could result in a material change in a PRC company’s business operations post-business combination and/or the value of its securities. Additionally, governmental and regulatory interference could significantly limit or completely hinder a target company’s ability to offer or continue to offer securities to investors post-business combination and cause the value of such securities to significantly decline or be worthless.

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

Proposed Business Combination

On October 22, 2024, we entered into a business combination agreement (the “Business Combination Agreement”) with Maius Pharmaceutical Co., Ltd., an exempted company limited by shares incorporated under the laws of the Cayman Islands (“Maius”), Maius Pharmaceutical Group Co., Ltd., an exempted company limited by shares incorporated under the laws of the Cayman Islands (“Pubco”) incorporated for the purpose of serving as the public listed company whose shares shall be traded on Nasdaq, Chelsea Merger Sub 1 Limited, a Cayman Islands exempted company (“Merger Sub 1”), Chelsea Merger Sub 2 Limited, a Cayman Islands exempted company (“Merger Sub 2”), and XXW Investment Limited, a limited liability company incorporated under the laws of British Virgin Islands as Maius shareholders’ representative (the “Shareholders’ Representative”). The mergers and each of the other transactions contemplated by the Business Combination Agreement or other ancillary documents are collectively referred to as the “Business Combination.”

The Business Combination Agreement and related agreements are further described in our Current Report on Form 8-K filed with the SEC on October 23, 2024. Other than as specifically discussed, this Report on Form 10-K does not assume the closing of the Business Combination or the transactions contemplated by the Business Combination Agreement.

The Business Combination

Subject to, and in accordance with the terms and conditions of the Business Combination Agreement, (i) on the date on which the closing actually occurs (the “Closing Date”), Merger Sub 1 shall be merged with and into SPAC (the “SPAC Merger”), with the SPAC continuing as the surviving company of the merger as a wholly-owned subsidiary of the Pubco (the “SPAC Merger Surviving Corporation”) and the separate existence of the Merger Sub 1 shall cease, and (ii) on the Closing Date and immediately following the SPAC Merger, Merger Sub 2 shall be merged with and into Maius (the “Acquisition Merger”, together with the SPAC Merger, the “Mergers”), with Maius continuing as the surviving company of the Acquisition Merger as a wholly-owned subsidiary of the Pubco (the “Surviving Corporation”) and the separate existence of the Merger Sub 2 shall cease. The Mergers and each of the other transactions contemplated by the Business Combination Agreement and other ancillary documents are collectively referred to as the “Transactions.”

Effect of SPAC Merger on Merger Sub 1 Share

At the SPAC Merger Effective Time, by virtue of the SPAC Merger and without any action on the part of any party hereto or the holders of securities of Merger Sub 1, each share of Merger Sub 1 that is issued and outstanding immediately prior to the SPAC Merger Effective Time shall automatically be converted into one ordinary share of par value US$0.0001 of the SPAC Merger Surviving Corporation (and the shares of the SPAC Merger Surviving Corporation into which the shares of Merger Sub 1 are so converted shall be the only shares of the SPAC Merger Surviving Corporation that are issued and outstanding immediately after the SPAC Merger Effective Time).

Effect of the SPAC Merger on SPAC Securities

Subject to, and in accordance with the terms and conditions of the Business Combination Agreement, the SPAC merger would have the following effects on SPAC Securities, among others:

(1)	immediately prior to the SPAC Merger Effective Time, each SPAC Unit that is outstanding immediately prior to the SPAC Merger Effective Time shall be automatically detached and the holder thereof shall be deemed to hold one SPAC Ordinary Share and one SPAC Right per SPAC Unit held thereby in accordance with the terms of the applicable SPAC Unit (“Unit Separation”), which underlying securities of SPAC shall be adjusted in accordance with the applicable terms of the Business Combination Agreement;

(2)	immediately following the Unit Separation, all SPAC Units shall cease to be outstanding and shall automatically be canceled and retired and shall cease to exist; and the holders of issued SPAC Units immediately prior to the Unit Separation shall cease to have any rights with respect to such SPAC Units, except as provided in the Business Combination Agreement or by law;

(3)	immediately prior to the SPAC Merger Effective Time and immediately following the Unit Separation, in accordance with the terms of the applicable SPAC Rights, for such purposes treating it as if such Business Combination had occurred immediately prior to the SPAC Merger Effective Time, and without any action on the part of any holder of a SPAC Right, every seven (7) SPAC Rights (which, for the avoidance of doubt, includes the SPAC Rights held as a result of the Unit Separation) that were issued and outstanding immediately prior to the SPAC Merger Effective Time (A) shall automatically be converted to, and the holder of such SPAC Rights shall be entitled to receive, one SPAC Ordinary Share; and (B) shall no longer be outstanding and shall automatically be canceled by the terms thereof and each former holder of SPAC Right shall cease thereafter to have any other rights in and to such SPAC Rights, except as provided in the Business Combination Agreement or by law;

(4)	at the SPAC Merger Effective Time and immediately following the Unit Separation and the conversion of the SPAC Rights detailed above, by virtue of the SPAC Merger and without any action on the part of any party hereto or the holders of securities of the SPAC, each issued and outstanding SPAC Ordinary Share (including each SPAC Ordinary Share converted from SPAC Rights as described in the Business Combination Agreement and each SPAC Ordinary Share held as a result of the Unit Separation, other than the SPAC Excluded Shares, SPAC Redeeming Shares and the SPAC Dissenting Shares, in each case as defined in the Business Combination Agreement) shall be converted automatically into one Pubco Ordinary Share (as defined in the Business Combination Agreement); and

(5)	at the SPAC Merger Effective Time, all SPAC Ordinary Shares shall cease to be issued and shall automatically be canceled and retired and shall cease to exist, and the holders of issued SPAC Ordinary Shares immediately prior to the SPAC Merger Effective Time, as evidenced by the register of members of SPAC (the “Stockholder Register”), shall cease to have any rights with respect to such SPAC Ordinary Shares, except as provided in the Business Combination Agreement or by law; and each holder of SPAC Ordinary Shares listed on the Stockholder Register immediately prior to the SPAC Merger Effective Time shall thereafter have the right to receive the same number of Pubco Ordinary Shares only.

Conditions Precedents to Closing

The obligations of the parties to consummate the Transactions are subject to certain closing conditions of the respective parties, including, among others: (i) receipt of the required approval by the shareholders of SPAC (the “Required SPAC Shareholders’ Approval”); (ii) receipt of the required approval by the shareholders of Maius (the “Requisite Company Shareholder Approval”); (iii) effectiveness of the Registration Statement declared by the SEC; (iv) the approval for Pubco’s initial listing application with Nasdaq; and (v) the absence of any law or governmental order or legal injunction making illegal the consummation of the Transactions.

The obligations of SPAC to consummate the Transactions are subject to certain additional conditions, including, among others: (i) the accuracy of the representations and warranties of Maius (subject to customary bring-down standards and materiality qualifiers); (ii) the covenants and agreements of Maius having been performed in all material respects; and (iii) the absence of any Company Material Adverse Effect (as defined in the Business Combination Agreement) following the date of the Business Combination Agreement that is continuing and uncured; (iv) the Pubco’s status as a “foreign private issuer” as defined in Rule 3b-4 promulgated under the Securities Act to be maintained at the Closing; and (v) the gross cash proceeds from the PIPE Investment of no less than an aggregate of $10,000,000.

The obligations of Maius to consummate the Transactions are subject to certain additional conditions, including, among others: (i) the accuracy of the representations and warranties of SPAC (subject to customary bring-down standards and materiality qualifiers); (ii) the obligations and covenants of SPAC having been performed in all material respects; and (iii) each of the Ancillary Agreements (as defined in the Business Combination Agreement) duly executed by the parties thereto being in full force and effect.

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

The foregoing description of the Sponsor Support and Lock-up Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the Sponsor Support and Lock-up Agreement, a copy of which is filed with this Report and the terms of which are incorporated by reference herein.

Material Financing Transactions

Pursuant to covenants under the Business Combination Agreement, DT Cloud and Maius have agreed to use commercially reasonable efforts to obtain executed subscription agreements for an aggregate investment amount of no less than $10,000,000 from third party investors (such investors, collectively, with any permitted assignees or transferees, the “PIPE Investors”), pursuant to which the PIPE Investors make or commit to make private equity investments in DT Cloud, Maius or Pubco to purchase shares of DT Cloud, Maius or Pubco in connection with a private placement, and/or enter into backstop or other alternative financing arrangements with potential investors (a “PIPE Investment”). DT Cloud may terminate the Business Combination Agreement at any time prior to the Closing if DT Cloud is not in material breach of any of our obligations in the Business Combination Agreement while Maius fails to perform such covenants in connection with the PIPE Investment within the time period specified in the Business Combination Agreement. On January 20, 2025, SPAC, Maius, Pubco and certain investor (the “Investor”) entered into certain Subscription Agreement (the “Subscription Agreement”), pursuant to which, among other things, the Investor has agreed to subscribe for and purchase, and Pubco has agreed to issue and sell to the Investor, 30,000 ordinary shares of Pubco, par value $0.0001 per share, at a purchase price equal to $10.00 per share in a private placement (the “Private Placement”) in connection with a financing effort related to the transactions contemplated by the Business Combination Agreement. The closing of the Private Placement is conditioned upon, among other things, the completed or concurrent consummation of the Transactions set forth in the Business Combination Agreement.

Extension of Deadline to Complete an Initial Business Combination

Upon the execution of the Business Combination Agreement, which is within nine months after the closing of our initial public offering, we have been entitled to an automatic three-month extension to the original nine months from the closing of our initial public offering to consummate our initial business combination. As a result, we have 12 months from the closing of our initial public offering to consummate our initial business combination by February 23, 2025, or up to 24 months if we extend the period of time to consummate a business combination by February 23, 2026, which may be accomplished only if our insiders or their affiliates or designees deposit additional funds into the Trust Account. On February 18, 2025, the Sponsor requested the company to extend the latest time for completion of initial business combination from February 23, 2025, up to twelve (12) times, each by an additional one (1) month, subject to the Sponsor depositing additional funds into the trust account as descried in the final prospectus of the company dated February 20, 2024 (the “Extension of Time Request”). Our board of directors subsequently approved, adopted and ratified the Extension of Time Request by unanimous approval.  The Sponsor has caused the first monthly extension fee of US$207,000 (equivalent to US$0.03 per outstanding public share) to be deposited into the Trust Account on February 22, 2025, extending the latest time for completion of initial business combination from February 23, 2025 by an additional one (1) month. On March 25, 2025, the Company deposited $150,949 into the Trust Account in order to extend the amount of available time to complete a business combination until April 23, 2025. As such, as of the date of this Report, the deadline for completing of an initial business combination was extended to April 23, 2025.

On March 20, 2025, we held an extraordinary general meeting of shareholders, to (i) amend our amended and restated memorandum and articles of association then effective (the “Amended and Restated Memorandum and Articles of Association”) to extend the maximum period we may extend the period of time to consummate a Business Combination, on a month-to-month basis and subject to the sponsor (the “Sponsor”) depositing additional funds for each one-month extension into the trust account (the “Trust Account”), from up to twelve times (i.e., until February 23, 2026) to up to fifteen times (i.e., until May 23, 2026) (the “Extension Amendment”), by amending the Amended and Restated Memorandum and Articles of Association (the “Extension Amendment Proposal”); (ii) amend the Investment Management Trust Agreement, dated February 20, 2024, by and between the company and Continental Stock Transfer& Trust Company, as trustee (“Trustee”), to reflect the Extension Amendment Proposal (the “Trust Amendment Proposal”); and (iii) direct the chairman of the extraordinary general meeting to adjourn the extraordinary general meeting to a later date or dates, if necessary, to permit further solicitation and vote of proxies if, based upon the tabulated vote at the time of the extraordinary general meeting, there are not sufficient votes to approve the foregoing proposal (the “Adjournment Proposal”). On March 20, 2025, the shareholders voted to approve the Extension Amendment Proposal, the Trust Amendment Proposal, and the Adjournment Proposal. Our Sponsor currently intends to continue to deposit additional funds as described herein to further extend such deadline to up to 27 months from the closing of the IPO, to complete the initial business combination. However, there is no guarantee that our sponsor will make such deposit timely or at all as described above.

In connection with the Extension Amendment Proposal of the EGM, the holders of 1,868,367 ordinary shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.61 per share, for an aggregate redemption amount of approximately $19,821,345 (the “2025 Redemption”). The 2025 Redemption was effected on March 21, 2025. Following the 2025 Redemption, there were 5,031,633 ordinary shares issued and outstanding subject to redemption.

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

Limited ability to evaluate the target business’ management

Although we scrutinize the management of a prospective target business when evaluating the desirability of effecting a business combination, we cannot assure you that our assessment of the target business’ management will prove to be correct. In addition, we cannot assure you that the future management will have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of our officers and directors, if any, in the target business following a business combination cannot presently be stated with any certainty. While it is possible that some of our key personnel will remain associated in senior management or advisory positions with us following a business combination, including the proposed Business Combination with Maius, it is unlikely that they will devote their full-time efforts to our affairs subsequent to a business combination. Moreover, they would only be able to remain with the company after the consummation of a business combination if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for them to receive compensation in the form of cash payments and/or our securities for services they would render to the company after the consummation of the business combination. While the personal and financial interests of our key personnel may influence their motivation in identifying and selecting a target business, their ability to remain with the company after the consummation of a business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. Additionally, our officers and directors may not have significant experience or knowledge relating to the operations of the particular target business.

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

As we have entered into the Business Combination Agreement on October 22, 2024, which is within nine months after the closing of our initial public offering, we have been entitled to an automatic three-month extension to the original nine months from the closing of our initial public offering to consummate our initial business combination. As a result, we have 12 months (or up to 27 months if we extend the period of time to consummate a business combination, as described in more detail in this Report) from the closing of our initial public offering to consummate our initial business combination. On March 20, 2025, the shareholders voted to approve the Extension Amendment Proposal, among other proposals. Following the Extension Amendment, we may complete a business combination until up to 27 months from the closing of the IPO if the Sponsor deposits additional funds into the Trust Account as provided in the Amended and Restated Memorandum and Articles of Association. Therefore, public shareholders may have to wait 12 months from the closing of our initial public offering (or up to 27 months if we have extended the period of time as described in this Report) in order to be able to receive a pro rata share of the trust account. On February 18, 2025, the Sponsor made the Extension of Time Request to the company, which was subsequently approved, adopted and ratified by our board of directors. The Sponsor has caused the first monthly extension fee of US$207,000 (equivalent to US$0.03 per public share) to be deposited into the Trust Account on February 22, 2025, extending the latest time for completion of initial business combination from February 22, 2025 by an additional one (1) month. On March 25, 2025, the Company deposited $150,949 into the Trust Account in order to extend the amount of available time to complete a business combination until April 23, 2025. As such, as of the date of this Report, the deadline for completing of an initial business combination was extended to April 23, 2025.

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

None of our officers, directors, initial shareholders or their affiliates has indicated any intention to purchase units or ordinary shares in our initial public offering or from persons in the open market or in private transactions (other than the private units). However, if we hold a meeting to approve a proposed business combination and a significant number of shareholders vote, or indicate an intention to vote, against such proposed business combination, our officers, directors, initial shareholders or their affiliates could make such purchases in the open market or in private transactions in order to influence the vote. Notwithstanding the foregoing, our officers, directors, initial shareholders and their affiliates will not make purchases of ordinary shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 promulgated under the Exchange Act, which are rules designed to stop potential manipulation of a company’s share. In addition, our officers, directors, initial shareholders and their affiliates would structure such purchases to be in compliance with the requirements of Rule 14e-5 under the Exchange Act, including, in pertinent part, through adherence to the following:

●	our registration statement/proxy statement filed for our business combination transaction would disclose the possibility that our sponsor, directors, officers, advisors or their affiliates may purchase shares from public stockholders outside the redemption process, along with the purpose of such purchases;

●	if our sponsor, directors, officers, advisors or their affiliates were to purchase shares from public stockholders, they would do so at a price no higher than the price offered through our redemption process;

●	our registration statement/proxy statement filed for our business combination transaction would include a representation that any of our securities purchased by our sponsor, directors, officers, advisors or their affiliates would not be voted in favor of approving the business combination transaction;

●	our sponsor, directors, officers, advisors or their affiliates would not possess any redemption rights with respect to our securities or, if they do acquire and possess redemption rights, they would waive such rights; and

●	we would disclose in a Form 8-K, before our security holder meeting to approve the business combination transaction, the following material items:

◌	the amount of our securities purchased outside of the redemption offer by our sponsor, directors, officers, advisors or their affiliates, along with the purchase price;

◌	the purpose of the purchases by our sponsor, directors, officers, advisors or their affiliates;

◌	the impact, if any, of the purchases by our sponsor, directors, officers, advisors or their affiliates on the likelihood that the business combination transaction will be approved;

◌	the identities of company security holders who sold to our sponsor, directors, officers, advisors or their affiliates (if not purchased on the open market) or the nature of company security holders (e.g., 5% security holders) who sold to our sponsor, directors, officers, advisors or their affiliates; and

◌	the number of company securities for which we received redemption requests pursuant to its redemption offer

Ability to extend the time to complete a business combination

Upon the execution of the Business Combination Agreement, we received an automatic three-month extension of the time to consummate an initial business combination by February 23, 2025. On February 18, 2025, the Sponsor made the Extension of Time Request to the company, which was subsequently approved, adopted and ratified by our board of directors. The Sponsor has caused the first monthly extension fee of US$207,000 (equivalent to US$0.03 per public share) to be deposited into the Trust Account on February 22, 2025, extending the latest time for completion of initial business combination from February 23, 2025 by an additional one (1) month. On March 25, 2025, the Company deposited $150,949 into the Trust Account in order to extend the amount of available time to complete a business combination until April 23, 2025. As such, as of the date of this Report, the deadline for completing of an initial business combination was extended to April 23, 2025.

On March 5, 2025, we filed a definitive proxy statement, announcing that the extraordinary general meeting of our shareholders will be held at 10:00 a.m. Eastern Time on March 20, 2025 (the “EGM”) to, among other things, amend Amended and Restated Memorandum and Articles of Association to extend the maximum period we may extend the period of time to consummate a Business Combination, on a month-to-month basis and subject to the Sponsor depositing additional funds for each one-month extension into the Trust Account, from up to twelve times (i.e., until February 23, 2026) to up to fifteen times (i.e., until May 23, 2026). On March 20, 2025, the shareholders voted to approve the Extension Amendment Proposal, among other proposals. Following the Extension Amendment, we may complete a business combination until up to 27 months from the closing of the IPO if the Sponsor deposits additional funds into the Trust Account as provided in the Amended and Restated Memorandum and Articles of Association. Our Sponsor currently intends to continue to deposit additional funds as described herein to further extend such deadline to up to 27 months from the closing of the IPO, to complete the initial business combination. However, there is no guarantee that our sponsor will make such deposit timely or at all as described above. Public shareholders will not be offered the opportunity to vote on or redeem their shares in connection with any such extension.

In connection with the Extension Amendment Proposal of the EGM, the holders of 1,868,367 ordinary shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.61 per share, for an aggregate redemption amount of approximately $19,821,345. The 2025 Redemption was effected on March 21, 2025. Following the 2025 Redemption, there were 5,031,633 ordinary shares issued and outstanding subject to redemption.

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

Redemption of public shares and liquidation of trust account if no business combination

If we do not complete a business combination within 12 months (or up to 27 months, if we extend the time to complete a business combination as described in this Report) from the closing of our initial public offering, our amended and restated memorandum and articles of association provides that we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (2) and (3), to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

Upon the execution of the Business Combination Agreement, we received an automatic three-month extension of the time to consummate an initial business combination by February 23, 2025. On February 18, 2025, the Sponsor made the Extension of Time Request to the company, which was subsequently approved, adopted and ratified by our board of directors. On March 20, 2025, the shareholders voted to approve the Extension Amendment Proposal, among other proposals. Following the Extension Amendment, we may complete a business combination until up to 27 months from the closing of the IPO if the Sponsor deposits additional funds into the Trust Account as provided in the Amended and Restated Memorandum and Articles of Association. The Sponsor has caused the first monthly extension fee of US$207,000 (equivalent to US$0.03 per outstanding public share) to be deposited into the Trust Account on February 22, 2025, extending the latest time for completion of initial business combination from February 23, 2025 by an additional one (1) month. On March 25, 2025, the Company deposited $150,949 into the Trust Account in order to extend the amount of available time to complete a business combination until April 23, 2025. As such, as of the date of this Report, the deadline for completing of an initial business combination was extended to April 23, 2025. Pursuant to the terms of our amended and restated memorandum and articles of association and the trust agreement entered into between us and Continental Stock Transfer & Trust Company, LLC on February 20, 2024, in order to extend the time available for us to consummate our initial business combination, our sponsor, upon five days advance notice prior to the applicable deadline, must deposit into the trust account for each one-month extension $207,000 ($0.03 per share in either case), on or prior to the date of the applicable deadline. The insiders or their affiliates or designees will receive a non-interest-bearing, unsecured promissory note equal to the amount of any such deposit that will not be repaid in the event that we are unable to close a business combination unless there are funds available outside the trust account to do so. Such notes would either be paid upon consummation of our initial business combination, or, at the lender’s discretion, converted upon consummation of our business combination into additional private units at a price of $10.00 per unit.

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

Risks Relating to Our Search for, and Consummation of or Inability to Consummate a Business Combination

If we are unable to consummate a business combination, our public shareholders may be forced to wait more than 12 months (or up to 27 months if we have extended the period of time as described in this Report) before receiving liquidation distributions.

Upon the execution of the Business Combination Agreement, we received an automatic three-month extension of the time to consummate an initial business combination by February 23, 2025. On February 18, 2025, the Sponsor made the Extension of Time Request to the company, which was subsequently approved, adopted and ratified by our board of directors. On March 20, 2025, the shareholders voted to approve the Extension Amendment Proposal, among other proposals. Following the Extension Amendment, we may complete a business combination until up to 27 months from the closing of the IPO if the Sponsor deposits additional funds into the Trust Account as provided in the Amended and Restated Memorandum and Articles of Association. The Sponsor has caused the first monthly extension fee of US$207,000 (equivalent to US$0.03 per outstanding public share) to be deposited into the Trust Account on February 22, 2025, extending the latest time for completion of initial business combination from February 23, 2025 by an additional one (1) month. On March 25, 2025, the Company deposited $150,949 into the Trust Account in order to extend the amount of available time to complete a business combination until April 23, 2025. As such, as of the date of this Report, the deadline for completing of an initial business combination was extended to April 23, 2025. We have no obligation to return funds to investors prior to such date unless we consummate a business combination prior thereto and only then in cases where investors have sought to convert their shares. Only after the expiration of this full time period will public shareholders be entitled to liquidation distributions if we are unable to complete a business combination. Accordingly, investors’ funds may be unavailable to them until after such date and to liquidate your investment, you may be forced to sell your securities potentially at a loss.

Unlike other blank check companies, we may extend the time to complete a business combination by up to 12 months without a shareholder vote or your ability to redeem your shares.

Unlike other similarly structured blank check companies, we may extend the period of time to consummate a business combination up to twelve times, each by an additional one month for a total of up to 27 months from the closing of our initial public offering to complete a business combination, which may be accomplished only if the Sponsor deposits additional funds into the Trust Account. Pursuant to the terms of our amended and restated certificate of incorporation and the trust agreement entered into between us and Continental Stock Transfer & Trust Company on the date of this Report, in order to extend the time available for us to consummate our initial business combination, our sponsor or its affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the trust account $207,000 ($0.03 per share) on or prior to the date of the applicable deadline, for each one-month extension. Public shareholders will not be offered the opportunity to vote on or redeem their shares in connection with any such extension.

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

We may extend the period of time to consummate a business combination up to fifteen (15) times, each by an additional one month for a total of up to 27 months from the consummation of our initial public offering to complete an initial business combination, if we have extended the period of time as described in this Report. Any potential target business with which we enter into negotiations concerning a business combination will be aware of this requirement. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete a business combination with that particular target business, we may be unable to complete a business combination with any other target business. This risk will increase as we get closer to the time limits referenced above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

The Sponsor and our directors and officers have interests that are different from, or in addition to (and which may conflict with), the interests of its shareholders, and therefore potential conflicts of interest exist in recommending that shareholders vote in favor of the Business Combination. Such conflicts of interests include that the Sponsor as well as our directors and officers are expected to lose their entire investment in our company if the Business Combination is not completed.

When considering our board’s recommendation to vote in favor of approving any proposals in connection with the Business Combination, our shareholders should keep in mind that the Sponsor and our directors and officers have interests in such proposals that are different from, or in addition to (and which may conflict with), those of our shareholders generally.

These interests include, among other things:

●	The fact that immediately following the consummation of the Business Combination, the initial shareholders are expected to hold an aggregate of 1,993,000 Pubco ordinary shares on an as-converted basis, consisting of (i) 1,725,000 Pubco ordinary shares to be converted from our ordinary shares held by the initial shareholders, (ii) 234,500 Pubco ordinary shares to be converted from our ordinary shares underlying the our private units held by the initial shareholders; and (iii) 33,500 Pubco ordinary shares to be converted from our rights underlying the our private units held by the initial shareholders, which in the aggregate, would represent approximately 6.0% and 7.6% ownership interest in the Pubco following the consummation of the Business Combination under the no redemption scenario and the maximum redemption scenario, respectively, on an as converted basis.

●	The fact that the Sponsor acquired 234,500 units at a price of $10.00 per private unit through private placement simultaneously with the closing of our initial public offering on February 23, 2024.

●	The fact that the initial shareholders paid an aggregate purchase price of $25,000, or approximately $0.01 per share, for 1,725,000 founder shares prior to our initial public offering, which will be canceled and convert automatically, on a one-for-one basis, into the same number of Pubco ordinary shares at the SPAC Merger Effective Time pursuant to the Business Combination Agreement. All of the founder shares are subject to certain transfer restrictions and could have a significantly higher value at the time of the Business Combination, which if unrestricted and freely tradable would be valued at approximately $18,509,250, based on the most recent closing price of our ordinary shares of $10.73 per share on March 25, 2025.

●	The fact that if the Business Combination or another business combination is not consummated by February 23, 2025 (or February 23, 2026 if we extend the period of time to consummate a business combination which may be accomplished only if the Sponsor deposits additional funds into the Trust Account), we will cease all operations except for the purpose of winding up, redeeming 100% of outstanding Public shares for cash and, subject to the approval of our remaining shareholders and our board, liquidating and dissolving. In such event, the founder shares and private shares held by the Sponsor would be worthless because our initial shareholders are not entitled to participate in any redemption or distribution with respect to such shares.

●	The fact that if the Business Combination is consummated, each of our issued and outstanding ordinary shares will be converted into one Pubco ordinary share. Given the differential in the purchase price that the Sponsor paid for the founder shares, as compared to the price of our public shares paid by our public shareholders in the our initial public offering and the substantial number of Pubco ordinary shares that the Sponsor will receive upon conversion of the founder shares, the Sponsor is likely to be able to recoup their investment in us and make a substantial profit on that investment, even if Pubco ordinary shares have lost significant value. This means that the Sponsor could earn a positive rate of return on their investment, even if our public shareholders experience a negative rate of return in the Pubco following the consummation of the Business Combination.

●	The fact that the Sponsor has agreed that if we liquidate the Trust Account prior to the consummation of a business combination, it will be liable to pay debts and obligations to target businesses or vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us in excess of the net proceeds of our initial public offering not held in the Trust Account, but only to the extent necessary to ensure that such debts or obligations do not reduce the amounts in the trust account and only if such parties have not executed a waiver agreement.

●	The fact that our Sponsor, officers, directors, or their affiliates may, but are not obligated to, loan us funds as may be required (“Working Capital Loan”) to fund working capital deficiencies or finance transaction costs in connection with an initial business combination. Up to $300,000 of such Working Capital Loan may be convertible upon consummation of our business combination into private DT Cloud Units at a price of $10.00 per unit.

●	The fact that the Sponsor is entitled to $10,000 per month for office space, administrative and support services until the completion of an initial business combination under the Administrative Services Agreement.

●	The fact that the Business Combination Agreement provides for the continued indemnification of our current directors and officers and the continuation of directors and officers liability insurance covering our current directors and officers.

●	Our officers and directors and their affiliates are entitled to reimbursement of out-of-pocket expenses incurred by them in connection with certain activities on our behalf, such as identifying and investigating possible business targets and business combinations. However, if we fail to consummate a business combination within the required time period under our amended and restated memorandum and articles of association, these persons will not have any claim against the Trust Account for reimbursement. Accordingly, DT Cloud may not be able to reimburse these expenses if the Business Combination with Maius or another business combination is not completed by February 23, 2025 (or February 23, 2026 if DT Cloud extends the period of time to consummate a business combination which may be accomplished only if the Sponsor deposits additional funds into the Trust Account).

●	The fact that Maius, the Sponsor and Pubco will enter into an amendment to the Registration Rights Agreement of our company on or prior to the Closing which provides for registration rights following consummation of the Business Combination.

●	The fact that pursuant to the Business Combination Agreement, the Sponsor shall promptly provide non-interest bearing loans to us (the “Extension Loans”) for the sole purpose of extending the deadline for the consummation of our initial business combination, which shall immediately be repaid by us to the Sponsor and/or Maius (as the case may be) upon the earlier of the Closing or the expiry of the deadline for the consummation of our initial business combination.

●	The fact that in addition to these interests of the Sponsor and our officers, directors and advisors, to the fullest extent permitted by applicable laws and our amended and restated memorandum and articles of association, waive certain applications of the doctrine of corporate opportunity in some circumstances where the application of any such doctrine would conflict with any fiduciary duties or contractual obligations they may have, and we will renounce any expectation that any of its directors or officers will offer any such corporate opportunity of which he or she may become aware to us. We do not believe that the pre-existing fiduciary duties or contractual obligations of its officers and directors materially impacted its search for an acquisition target. Further, we do not believe that the waiver of the application of the corporate opportunity doctrine had any impact on its search for a potential business combination target.

The personal and financial interests of our directors and officers may have influenced their motivation in identifying and selecting Maius as a business combination target, completing the Business Combination with Maius and influencing the operation of the business following the Business Combination.

There is no assurance when or if the Business Combination will be completed.

The completion of the Business Combination is subject to the satisfaction or waiver of a number of conditions as set forth in the Business Combination Agreement, including, among others, (i) approval of the Business Combination by the our shareholders and the Maius shareholders; (ii) effectiveness of the proxy statement/prospectus; (iii) receipt of approval for listing on the Nasdaq of Pubco ordinary shares, subject only to official notice of issuance thereof; and (iv) no governmental authority having enacted, issued, promulgated, enforced or entered any law (whether temporary, preliminary or permanent) or governmental order that is then in effect and which has the effect of making the Closing illegal or which otherwise prevents or prohibits consummation of the Closing (any of the foregoing, a “restraint”), other than any such restraint that is immaterial, and all regulatory approvals required in connection with the Business Combination have been obtained from or waived by the relevant governmental authority.

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

Our extraordinary shareholder meeting may take place before all of the required regulatory approvals have been obtained and before all conditions to such approvals, if any, are known. Notwithstanding the foregoing, if the Business Combination Proposals are approved by our shareholders, we would not be required to seek further approval of our shareholders, even if the conditions imposed in obtaining required regulatory approvals could have an adverse effect on us, Maius or Pubco.

There is no assurance if any PIPE financing as contemplated in the Business Combination can be completed.

Pursuant to covenants under the Business Combination Agreement, 23 and Maius have agreed to use commercially reasonable efforts to obtain executed subscription agreements for an aggregate investment amount of no less than $10,000,000 from third party investors (such investors, collectively, with any permitted assignees or transferees, the “PIPE Investors”), pursuant to which the PIPE Investors make or commit to make private equity investments in us, Maius or Pubco to purchase shares of our company, Maius or Pubco in connection with a private placement, and/or enter into backstop or other alternative financing arrangements with potential investors (a “PIPE Investment”). We may terminate the Business Combination Agreement at any time prior to the Closing if we are not in material breach of any of our obligations in the Business Combination Agreement while Maius fails to perform such covenants in connection with the PIPE Investment within the time period specified in the Business Combination Agreement. On January 20, 2025, our company, Maius, Pubco and certain Investor entered into the Subscription Agreement, pursuant to which, among other things, the Investor has agreed to subscribe for and purchase, and Pubco has agreed to issue and sell to the Investor, 30,000 ordinary shares of Pubco, par value $0.0001 per share, at a purchase price equal to $10.00 per share in the Private Placement in connection with a financing effort related to the transactions contemplated by the Business Combination Agreement. The closing of the Private Placement is conditioned upon, among other things, the completed or concurrent consummation of the Transactions set forth in the Business Combination Agreement.

The abovementioned Private Placement has not yet satisfied the closing condition of the Business Combination Agreement regarding the aggregate investment amount of no less than $10,000,000. Although we and Maius continue to work toward obtaining additional PIPE Investment on market terms, there are substantial uncertainties with respect to the financing amount, terms and timing of PIPE Investment, as well as the dilutive effect of such PIPE Investment to our non-redeeming shareholders. Furthermore, there can be no assurances that such PIPE Investment can be secured at all. Lack of PIPE Investment may cause the Business Combination to become less attractive to some investors, which may make it more difficult for us to complete the Business Combination.

The Business Combination may be a taxable event for U.S. Holders of our ordinary shares and rights.

Subject to certain limitations and qualifications, the Business Combination may qualify as a tax-free exchange under Section 351 of the Code. As a result, subject to the passive foreign investment company (PFIC) rules, a U.S. Holder would not recognize gain or loss on the exchange of our ordinary shares and rights for Pubco ordinary shares pursuant to the Business Combination. In such case, the aggregate adjusted tax basis of the Pubco ordinary shares received in the Business Combination by a U.S. Holder should be equal to the adjusted tax basis of our ordinary shares and rights surrendered in the Business Combination in exchange therefor.

Alternatively, if the Business Combination does not qualify as a tax-free exchange under Section 351 of the Code, then a U.S. Holder that exchanges its ordinary shares and rights of our company for the consideration under the Business Combination will recognize gain or loss equal to the difference between (i) the fair market value of the Pubco our ordinary shares received and (ii) the U.S. Holder’s adjusted tax basis in our ordinary shares and rights exchanged therefor. However, the rules under Section 351 of the Code are complex and there is limited guidance as to their application, particularly with regard to indirect stock transfers in cross-border reorganizations. Holders should consult their own tax advisors to determine the tax consequences to them (including the application and effect of any state, local or other income and other tax laws) of the Business Combination.

Additionally, if U.S. Holders of our rights were to be treated for U.S. federal income tax purposes as receiving Pubco ordinary shares in discharge of our obligations under our rights (instead of as receiving such Pubco ordinary shares in exchange for transferring our rights to Pubco), the Business Combination would generally be a fully taxable transaction for U.S. federal tax purposes with respect to our rights. Due to the absence of authority on the U.S. federal income tax treatment of our rights, there can be no assurance on the characterization of our rights that would be adopted by the IRS or a court of law. Accordingly, U.S. Holders of our rights are urged to consult with their tax advisors regarding the treatment of our company’s rights held by them in connection with the Business Combination.

In addition, U.S. Holders of our ordinary shares and rights may be subject to adverse U.S. federal income tax consequences under the PFIC regime. Further, U.S. Holders exercising redemption rights will be subject to the potential tax consequences of the Business Combination. In the event that a U.S. Holder’s ordinary shares are redeemed, the treatment of the redemption for U.S. federal income tax purposes will generally depend on whether the redemption qualifies as a sale of our ordinary shares under Section 302 of the Code (in which case such redemption would be treated in the same manner as a sale of a Pubco ordinary shares) or rather as a distribution, in which case such redemption would be treated in the same manner as a distribution with respect to a Pubco ordinary share. All U.S. Holders considering exercising redemption rights with respect to our company’s ordinary shares held by them are urged to consult with their tax advisors with respect to the potential tax consequences to them of the Business Combination and exercise of redemption rights.

We may not have sufficient funds to consummate the Business Combination.

As of December 31, 2024, we had US$72,345,071 of cash held outside the Trust Account. If we are required to seek additional capital, we may need to borrow funds from the Sponsor, directors, officers, their affiliates or other third parties to operate or may be forced to liquidate. We believe that the funds available to us outside of the Trust Account, together with funds available from loans from Sponsor, its affiliates or members of our management team will be sufficient to allow us to operate for at least the period ending on April 23, 2025 (or May 23, 2026 if we extend the Combination Period which may be accomplished only if the Sponsor deposits additional funds into the Trust Account). However, we cannot assure you that its estimate is accurate, and the Sponsor, directors, officers and their affiliates are under no obligation to advance funds to us in such circumstances.

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

Moreover, the process of government review, whether by CFIUS or otherwise, could be lengthy. Because we have only a limited time to complete our initial business combination, our failure to obtain any required approvals within the requisite time period may require us to liquidate. If we liquidate, our public shareholders may only receive $10.05 per share initially or 100.5% of the gross proceeds from the offering, and our rights will expire worthless. This will also cause you to lose any potential investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company.

We may be unable to obtain additional financing, if required, to complete a business combination or to fund the operations and growth of the target business, which could compel us to restructure or abandon a particular business combination.

We cannot ascertain the capital requirements for any particular transaction with a prospective target business. If the net proceeds of our initial public offering prove to be insufficient, either because of the size of the business combination, the depletion of the available net proceeds in search of a target business, or the obligation to convert into cash (or purchase in any tender offer) a significant number of shares from dissenting shareholders, we will be required to seek additional financing. Such financing may not be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, if we consummate a business combination, we may require additional financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after a business combination.

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

Although we have identified specific criteria and guidelines for evaluating prospective target businesses, it is possible that a target business, such as Maius, with which we enter into our initial business combination will not have all of these positive attributes. If we were to elect to deviate from the acquisition criteria or guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. If shareholder approval of the transaction is required by law or Nasdaq, or we decide to obtain shareholder approval for business or other legal reasons, it may be more difficult for us to attain shareholder approval of our initial business combination if the target business does not meet our general criteria and guidelines.

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

Our officers and directors may not have significant experience or knowledge regarding the jurisdiction or industry of the target business we may seek to acquire, such as Maius.

We may consummate a business combination with a target business in any geographic location or industry we choose. We cannot assure you that our officers and directors will have enough experience or have sufficient knowledge relating to the jurisdiction of a target business, such as Maius, or its industry to make an informed decision regarding a business combination. If we become aware of a potential business combination outside of the geographic location or industry where our officers and directors have the most experience, our management may retain consultants and advisors with experience in such industries to assist in the evaluation of such business combination and in our determination of whether or not to proceed with such a business combination. However, our management is not required to engage consultants or advisors in any situation. If they do not engage any consultants or advisors to assist them in the evaluation of a particular target business or business combination, our management may not properly analyze the risks attendant with such target business or business combination. Even if our management does engage consultants or advisors to assist in the evaluation of a particular target business or business combination, we cannot assure you that such consultants or advisors will properly analyze the risks attendant with such target business or business combination. As a result, we may enter into a business combination that is not in our shareholders’ best interests.

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

We may only be able to complete one business combination with the proceeds of our initial public offering, which will cause us to be solely dependent on a single business which may have a limited number of products or services, such as Maius.

We may only be able to complete one business combination with the proceeds of our initial public offering. By consummating a business combination with only a single entity, such as Maius, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

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

A potential target may make it a closing condition to our business combination that we have a certain amount of cash in excess of the $5,000,001 of net tangible assets we are required to have pursuant to our organizational documents available at the time of closing. If the number of our shareholders electing to exercise their redemption rights or sell their shares to us in a tender offer has the effect of reducing the amount of money available to us to consummate a business combination below such minimum amount required by the target business and we are not able to locate an alternative source of funding, we will not be able to consummate such business combination and we may not be able to locate another suitable target within the applicable time period, if at all. In that case, public shareholders may have to remain shareholders of our company and wait more than 12 months (up to 27 months if we have extended the period of time as described in this Report) in order to be able to receive a pro rata portion of the trust account, or attempt to sell their shares in the open market prior to such time, in which case they may receive less than a pro rata share of the trust account for their shares and suffer an entire loss on your investment.

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

Our initial shareholders currently own approximately 27.6% of our issued and outstanding ordinary shares. Accordingly, they may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our memorandum and articles of association. None of our officers, directors, initial shareholders or their affiliates has indicated any intention to purchase units in our initial public offering or any units or ordinary shares from persons in the open market or in private transactions (other than the private units). However, if our initial shareholders purchase any units in our initial public offering or if our officers, directors, initial shareholders or their affiliates determine in the future to make such purchases in the open market or in private transactions, to the extent permitted by law, in order to assist us in consummating our initial business combination, this will increase their control. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our ordinary shares. In connection with any vote for a proposed business combination, all of our initial shareholders, as well as all of our officers and directors, have agreed to vote the ordinary shares owned by them immediately before our initial public offering as well as any ordinary shares acquired in our initial public offering or in the aftermarket in favor of such proposed business combination.

There is no requirement under the Companies Act for us to hold annual or general meetings to elect directors. Accordingly, shareholders would not have the right to such a meeting or election of directors, unless the holders of not less than 10% of the voting rights of our company request such a meeting. As a result, it is unlikely that there will be an annual general meeting to elect new directors prior to the consummation of a business combination, in which case all of the current directors will continue in office until at least the consummation of the business combination. Accordingly, you may not be able to exercise your voting rights for up to 27 months if we have extended the period of time as described in this Report. Accordingly, our initial shareholders will continue to exert control at least until the consummation of a business combination.

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

Our search for a business combination, and any target business with which we ultimately consummate a business combination and our ability to consummate a business combination within the expected timeframe may be materially adversely affected by events that are outside of our control, such as increased geopolitical unrest, pandemic outbreaks (such as COVID-19) and the volatility in the of debt and equity markets.

Our ability to find a potential target business and the business of any potential target business with which we may consummate a business combination, as well as our ability to consummate a business combination within the expected timeframe could be materially and adversely affected by events that are outside of our control. Geopolitical unrest, including wars, terrorist activity and acts of civil or international hostility are increasing. For example, U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the start of the military conflict between Russia and Ukraine. On February 24, 2022, a full-scale military invasion of Ukraine by Russian troops was reported. Although the length and impact of the ongoing military conflict is highly unpredictable, the conflict in Ukraine could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. Additionally, Russia’s prior annexation of Crimea, recognition of two separatist republics in the Donetsk and Luhansk regions of Ukraine and subsequent military interventions in Ukraine have led to sanctions and other penalties being levied by the United States, European Union and other countries against Russia, Belarus, the Crimea Region of Ukraine, the so-called Donetsk People’s Republic, and the so-called Luhansk People’s Republic, including agreement to remove certain Russian financial institutions from the Society for Worldwide Interbank Financial Telecommunication (“SWIFT”) payment system, expansive ban on imports and exports of products to and from Russia and ban on exportation of U.S. denominated banknotes to Russia or persons located there. Additional potential sanctions and penalties have also been proposed and/or threatened. Any of the above-mentioned factors could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets, potentially making it more difficult for us to obtain additional funds, search for a target and consummate a business combination.

Similarly, other events outside of our control, including natural disasters, climate-related events, pandemics or health crisis (such as the COVID-19 pandemic) may arise from time to time. Any such events may cause significant volatility and declines in the global markets, disproportionate impacts to certain industries or sectors, disruptions to commerce (including to economic activity, travel and supply chains), loss of life and property damage, and may adversely affect the global economy or capital markets, and the business of any potential target business with which we may consummate a business combination could be materially and adversely affected. In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these and other events, including as a result of increased market volatility, decreased market liquidity in third-party financing being unavailable on terms acceptable to us or at all.

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

Pursuant to the letter agreement, our initial shareholders, officers and directors have agreed to vote the insider shares owned by them in favor of our initial business combination. As a result, in addition to the insider shares owned by our initial stockholders, officers and directors, we would need only approximately 12.7% of our public shares to be voted in favor of an initial business combination (assuming only the minimum number of shares representing a quorum are voted, that the initial shareholders do not purchase any units in our initial public offering or units or shares in the after-market) in order to have our initial business combination approved (assuming the over-allotment option is not exercised). Our initial shareholders currently own approximately 27.6% of our issued and outstanding ordinary shares. Accordingly, if we seek shareholder approval of our initial business combination, the agreement by our initial shareholders, officers and directors to vote in favor of our initial business combination will increase the likelihood that we will receive the requisite shareholder approval for such initial business combination.

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares, potentially at a loss.

Our public shareholders shall be entitled to receive funds from the trust account only in the event of a redemption to public shareholders prior to any winding up in the event we do not consummate our initial business combination or our liquidation, if they redeem their shares in connection with an initial business combination that we consummate or if we seek to amend our memorandum and articles of association to affect the substance or timing of our redemption obligation to redeem all public shares if we cannot complete an initial business combination within 12 months (or up to 27 months if we have extended the period of time as described in this Report) of the closing of our initial public offering. In no other circumstances will a shareholder have any right or interest of any kind to the funds in the trust account. Holders of rights will not have any right to the proceeds held in the trust account with respect to the rights. Accordingly, to liquidate your investment, you may be forced to sell your public shares, potentially at a loss.

We may be limited to the funds held outside of the trust account to fund our search for target businesses, to pay our tax obligations and expenses, to operate before our initial business combination, and to complete our initial business combination.

Following the closing of our initial public offering, $833,894 of the net proceeds was released to us on February 23, 2024 and will fund our future working capital needs. The funds available to us outside of the trust account may not be sufficient to allow us to structure, negotiate or close our initial business combination, pay our expenses, or to operate for more than 12 months (or up to 27 months if we have extended the period of time as described in this Report) from the closing of our initial public offering, assuming that our initial business combination is not consummated during that time. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we are unable to fund such down payments or “no shop” provisions, our ability to close a contemplated transaction could be impaired. Furthermore, if we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. In such event, we would need to borrow funds from our insiders, officers, or directors to operate or may be forced to liquidate. Our insiders, officers and directors are under no obligation to loan us any funds. If we are unable to obtain the funds necessary, we may be forced to cease searching for a target business and may be unable to complete our initial business combination. If we are unable to complete our initial business combination, our public shareholders may only receive a pro rata portion of the amount then in the trust account (which may be less than $10.05 per share) on our redemption.

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

In the event that the proceeds in the trust account are reduced below $10.05 per share and our sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine on our behalf whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations on our behalf, the amount of funds in the trust account available for distribution to our public shareholders may be reduced below $10.05 per share.

The conversion of the promissory notes upon consummation of our business combination into private units may have an adverse effect on the market price of our ordinary shares and make it more difficult to effect a business combination.

On August 5, 2022, we issued an unsecured promissory note to the sponsor, pursuant to which we may borrow up to an aggregate principal amount of $300,000 (the “Promissory Note”). The Promissory Note is non-interest-bearing and payable on the consummation of the initial business combination or converted upon consummation of the business combination into additional private units at a price of $10.00 per unit. As of December 31, 2024, the principal amount due and owing under the Promissory Note was $0. In addition, in order to meet our working capital needs following the consummation of our initial public offering until completion of an initial business combination or to extend the period of time to consummate a business combination, our initial shareholders, officers and directors or their affiliates may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a promissory note. The promissory note would either be paid upon consummation of our initial business combination, without interest, or, at the lender’s discretion, up to $300,000 of the promissory note may be converted upon consummation of our business combination into private units at a price of $10.00 per unit. As such, each promissory note will result in the issuance of 30,000 private units that will result in the issuance of up to an additional 34,285 ordinary shares. The potential for the issuance of a substantial number of additional shares upon conversion of the rights could make us a less attractive acquisition vehicle in the eyes of a target business. Such securities, when converted, will increase the number of issued and outstanding ordinary shares and reduce the value of the shares issued to complete the business combination. Accordingly, our rights may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business. Additionally, the sale, or even the possibility of sale, of the shares underlying the rights could have an adverse effect on the market price for our securities or on our ability to obtain future financing. If to the extent these rights are converted, you may experience dilution to your holdings.

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

We may issue additional ordinary or debt securities to complete a business combination, which would reduce the equity interest of our shareholders and likely cause a change in control of our ownership.

Our amended and restated memorandum and articles of association currently authorize the issuance of 500,000,000 shares of a single class each with par value of $0.0001. We may issue a substantial number of additional ordinary shares or debt securities, or a combination of thereof, to complete a business combination. The issuance of additional ordinary shares:

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

We initially had nine months from the consummation of our initial public offering to consummate the initial business combination. As we have entered into the Business Combination Agreement on October 22, 2024, which is within nine months after the closing of our initial public offering, we have been entitled to an automatic three-month extension to the original nine months from the closing of our initial public offering to consummate our initial business combination. As a result, we have 12 months (or up to 24 months if we extend the period of time to consummate a business combination, as described in more detail in this Report) from the closing of our initial public offering to consummate our initial business combination. On February 18, 2025, the Sponsor made the Extension of Time Request to the company, which was subsequently approved, adopted and ratified by our board of directors. On March 20, 2025, the shareholders voted to approve the Extension Amendment Proposal, among other proposals. Following the Extension Amendment, we may complete a business combination until up to 27 months from the closing of the IPO if the Sponsor deposits additional funds into the Trust Account as provided in the Amended and Restated Memorandum and Articles of Association. The Sponsor has caused the first monthly extension fee of US$207,000 (equivalent to US$0.03 per outstanding public share) to be deposited into the Trust Account on February 23, 2025, extending the latest time for completion of initial business combination from February 23, 2025 by an additional one (1) month. On March 25, 2025, the Company deposited $150,949 into the Trust Account in order to extend the amount of available time to complete a business combination until April 23, 2025. As such, as of the date of this Report, the deadline for completing of an initial business combination was extended to April 23, 2025. If we do not complete a business combination by then, we will trigger an automatic winding up, dissolution and liquidation pursuant to the terms of the amended and restated memorandum and articles of association, and as promptly as possible but not more than ten business days thereafter, redeem 100% of our outstanding public shares for a pro rata portion of the funds held in the trust account, including a pro rata portion of any interest earned on the funds held in the trust account and not necessary to pay taxes, and then seek to liquidate and dissolve. As a result, this has the same effect as if we had formally gone through a voluntary liquidation procedure under the Companies Act (As Revised) of the Cayman Islands. Accordingly, no vote would be required from our shareholders to commence such a voluntary winding up, dissolution and liquidation. We may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of our public shareholders. In the event of dissolution and liquidation, our rights will expire and will be worthless.

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

Although there is no statutory enforcement in the Cayman Islands of judgments obtained in the United States, the courts of the Cayman Islands will in certain circumstances recognize and enforce a foreign judgment, without any re-examination or re-litigation of matters adjudicated upon, provided such judgment:

(1)	is given by a foreign court of competent jurisdiction;

(2)	imposes on the judgment debtor a liability to pay a liquidated sum for which the judgment has been given;

(3)	is final and conclusive;

(4)	is not in respect of taxes, a fine or a penalty;

(5)	was not obtained by fraud; and

(6)	is not of a kind the enforcement of which is contrary to natural justice or the public policy of the Cayman Islands.

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

Since the net proceeds of our initial public offering are intended to be used to complete a business combination with a target business that has not been identified, we may be deemed to be a “blank check” company under the United States securities laws. However, since we had net tangible assets in excess of $5,000,000 upon the consummation of our initial public offering and we filed a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors of blank check companies such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules which would, for example, completely restrict the transferability of our securities, restrict the use of interest earned on the funds held in the trust account and require us to complete a business combination within 12 months (or up to 27 months if we have extended the period of time as described in this Report)from the closing of our initial public offering. Because we are not subject to Rule 419, our units will be immediately tradable, we will be entitled to withdraw amounts from the funds held in the trust account prior to the completion of a business combination and we may have more time to complete an initial business combination.

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

If we consummate a business combination with a target business located outside of the United States, such as Maius, we would be subject to any special considerations or risks associated with companies operating in the target business’ governing jurisdiction, including any of the following:

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

For example, the Cayman Islands, together with several other non-European Union jurisdictions, have recently introduced legislation aimed at addressing concerns raised by the Council of the European Union as to offshore structures engaged in certain activities which attract profits without real economic activity. With effect from January 1, 2019, the International Tax Co-operation (Economic Substance) Act (Revised) (the “ITC”), came into force in the Cayman Islands introducing certain economic substance requirements for Cayman Islands tax resident companies which are engaged in certain “relevant activities.” and receive “relevant income”. However, it is not anticipated that the company itself will be subject to any such requirements prior to any business combination provided that the Company is tax resident out of the Cayman Islands and thereafter the company may still remain out of scope of the legislation or else be subject to more limited substance requirements. Although it is presently anticipated that the ITC will have little material impact on the company or its operations, as the legislation is new and remains subject to further clarification and interpretation, it is not currently possible to ascertain the precise impact of these legislative changes on the company.

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

Risks Associated with Acquiring and Operating a Target Business with its Primary Operations in China

As set forth herein, our efforts in identifying a prospective target business will not be limited to a particular country. We may target an initial business combination with a company located in China, such as Maius. Because of such potential ties to China, we may be subjected to Chinese laws, rules and regulations. Accordingly, in addition to the risk factors referred above, we have set forth some of the primary risks we have identified in seeking to consummate our initial business combination with a company having its primary operations in China.

The PRC government's policies on business operations involving PRC companies and overseas issuance of PRC companies and foreign investment in PRC companies are constantly evolving and updating. This could result in a material change in a PRC company’s business operations post-business combination and/or the value of its securities. Additionally, governmental and regulatory interference could significantly limit or completely hinder a target company’s ability to offer or continue to offer securities to investors post-business combination and cause the value of such securities to significantly decline or be worthless.

Although our offices are located in London, England, and our sponsor being predominantly controlled by a Macau national, we may be subject to certain risks relating to regulatory oversight by the PRC government. This could significantly impact our search for a target business and/or the value of our securities.

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

Our initial business combination target company may include a PRC target company, such as Maius. If CSRC approval is required for our initial business combination, it is uncertain whether we are able to and how long it will take for us to obtain such approval, and, even if we obtain such CSRC approval, the approval could be rescinded. Any failure to obtain or any delay in obtaining CSRC approval for our potential initial business combination with a PRC target company, or a rescission of such approval may subject us to sanctions imposed by the CSRC or other PRC regulatory authorities, which could include fines and penalties on our operations in China, restrictions or limitations on our ability to pay dividends outside of China, and other forms of sanctions that may materially and adversely affect our business, financial condition, and results of operations and the value of our securities.

Particularly, pursuant to covenants of Maius under the Business Combination Agreement, Maius shall use its commercially reasonable efforts to fulfill the filing procedure with the CSRC and report relevant information in a timely manner per the requirements of the Trial Measures and the supporting guidelines. Maius expects to submit the filing application documents according to the Trial Measures and relevant supporting guidelines within three business days after filing the registration statement in connection with the Transactions with the SEC. It is uncertain whether Maius will be able to, or how long it will take it to, obtain such approval or complete the filing procedures. Further, the CSRC could rescind its approval after giving it. Any failure to obtain or delay in obtaining clearance of such approval or completing such filing procedures for this Business Combination or the Pubco’s proposed listing on Nasdaq, or a rescission of any such approval obtained by Maius, would subject Maius to regulatory actions or other sanctions by the CSRC or other PRC regulatory authorities for failure to obtain required governmental authorization. These governmental authorities may impose fines, restrictions and penalties on Maius, which might make it advisable for Maius to suspend the Business Combination or the Pubco’s proposed listing on Nasdaq. All of these could have a material adverse effect on our and Maius’ ability to consummate the Business Combination, and could significantly limit or completely hinder the Pubco’s ability and the ability of any holder of the Pubco’s securities to offer or continue to offer such securities.

Furthermore, it is uncertain whether a PRC target company will be involved in the collection of user data, implicate cybersecurity, or involve any other type of restricted industry. Given the PRC authorities have significant discretion in interpreting and applying the relevant cybersecurity and data laws and regulations, there is a risk that any potential target business of ours may be subject to cybersecurity review or other regulatory actions even though it is not based or located in and does not conduct its principal business operations in China. To avoid such risks, we may avoid completing an initial business combination with such a target business and instead pursue other opportunities, which may limit the pool of attractive targets. As a result, our search for a target company may be adversely affected, which could result in a material change in our operations and/or the value of the securities we are registering for sale.

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

Our financial statements contained in the annual report on Form 10-K for the fiscal year ended December 31, 2024 have been audited by an independent registered public accounting firm, MaloneBailey, LLP, which is headquartered in Houston, Texas, and has not been identified as a firm subject to the PCAOB’s determination. MaloneBailey, LLP is registered with the PCAOB and is subject to laws in the United States, pursuant to which the PCAOB conducts regular inspections to assess its compliance with applicable professional standards. However, if it is later determined that the PCAOB is unable to inspect or investigate completely our auditor for two consecutive years because of a position taken by an authority in a foreign jurisdiction, Nasdaq would delist our securities, including our units, ordinary shares and rights, and the SEC would prohibit them from being traded on a national securities exchange or in the over-the-counter trading market in the U.S. For example, if we effect our initial business combination with a business located in mainland China and Hong Kong, of which the auditor is located in mainland China and Hong Kong, with operations in and which performs audit operations in mainland China and Hong Kong, a jurisdiction where the PCAOB has been unable to conduct inspections without the approval of the relevant authorities, the work of such auditor as it relates to those operations may not be inspected by the PCAOB. The HFCAA would restrict our ability to consummate a business combination with a target business unless that business met certain standards of the PCAOB. The HFCAA also requires public companies to disclose, among other things, whether they are owned or controlled by a foreign government, specifically, those based in China. Therefore, we may not be able to consummate a business combination with a favorable target business due to relevant laws. Furthermore, if our securities are delisted and prohibited from being traded on a national securities exchange or in the over-the-counter trading market in the U.S. for such reasons, it would substantially impair your ability to sell or purchase our securities when you wish to do so, and the risk and uncertainty associated with potential delisting and prohibition would have a negative impact on the price of our securities. Such delisting and prohibition could also significantly affect our ability to raise capital on acceptable terms, or at all, which would have a material adverse effect on our business, financial condition and prospects.

Compliance with the PRC Antitrust law may limit our ability to effect our initial business combination.

The PRC Antitrust Law became effective on August 1, 2008. The government authorities in charge of antitrust matters in China are the Antitrust Commission and other antitrust authorities under the State Council. The PRC Antitrust Law regulates (1) monopoly agreements, including decisions or actions in concert that preclude or impede competition, entered into by business operators; (2) abuse of dominant market position by business operators; and (3) concentration of business operators that may have the effect of precluding or impeding competition. To implement the Antitrust Law, in 2008, the State Council formulated the regulations that require filing of concentration of business operators, pursuant to which concentration of business operators refers to (1) merger with other business operators; (2) gaining control over other business operators through acquisition of equity interest or assets of other business operators; and (3) gaining control over other business operators through exerting influence on other business operators through contracts or other means. In 2009, the Ministry of Commerce, which oversees the Antitrust Commission, promulgated the Measures for Filing of Concentration of Business Operators (amended by the Guidelines for Filing of Concentration of Business Operators in 2014), which set forth the criteria of concentration and the document filing requirements. The business combination we contemplate may be considered the concentration of business operators, and to the extent required by the Antitrust Law and the criteria established by the State Council, we must file with the antitrust authority under the PRC State Council prior to conducting the contemplated business combination. If the antitrust authority decides not to further investigate whether the contemplated business combination has the effect of precluding or impeding competition or fails to make a decision within 30 days from receipt of relevant materials, we may proceed to consummate the contemplated business combination. If the antitrust authority decides to prohibit the contemplated business combination after further investigation, we must terminate such business combination and would then be forced to either attempt to complete a new business combination if it is within 12 months (or up to 27 months if we have extended the period of time as described in this Report)from the closing of our initial public offering or we would be required to return any amounts which were held in the trust account to our shareholders. When we evaluate a potential business combination, we will consider the need to comply with the Antitrust Law and other relevant regulations which may limit our ability to effect an acquisition or may result in our modifying or not pursuing a particular transaction.

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

We may consummate a business combination with a target business based in and primarily operating in China, such as Maius, after which the PRC subsidiaries of the combined company will be subject to restrictions on dividend payments.

We may consummate a business combination with a target business based in and primarily operating in China, such as Maius. After such business combination, the combined company may rely on dividends and other distributions from the PRC subsidiaries of the combined company to provide it with cash flow and to meet its other obligations. These dividends or other distributions to be paid by the PRC subsidiaries arise from the combined company’s entitlements to substantially all of the economic benefits of the PRC subsidiaries. Current regulations in China would permit the combined company’s PRC subsidiaries to pay dividends only out of their accumulated distributable profits, if any, determined in accordance with Chinese accounting standards and regulations. In addition, the combined company’s PRC subsidiaries in China will be required to set aside at least 10% of their after-tax profits each year to fund their respective statutory reserves (up to an aggregate amount equal to half of their respective registered capital). Such cash reserve may not be distributed as cash dividends. In addition, if the combined company’s PRC subsidiaries incur debt on their own behalf in the future, the instruments governing the debt may restrict their ability to pay dividends or make payments to the combined company or its PRC subsidiaries, as applicable.

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

(b) Holders

As of March 25, 2025, there was two holders of record of our units and 12 holders of record of our ordinary shares.

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

As indicated in the accompanying financial statements, as of December 31, 2024, we had cash and cash in escrow of $152,021 and working deficit of $128,968. Further, we expect to incur significant costs in the pursuit of our initial business combination. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful.

As we entered into the Business Combination Agreement on October 22, 2024, which is within nine months after the closing of our initial public offering, we have been entitled to an automatic three-month extension to the original nine months from the closing of our initial public offering to consummate our initial business combination. As a result, we have 12 months from the closing of our initial public offering to consummate our initial business combination by February 23, 2025, or up to 24 months if we extend the period of time to consummate a business combination by February 23, 2026, which may be accomplished only if our insiders or their affiliates or designees deposit additional funds into the Trust Account. On February 18, 2025, the Sponsor requested the company to extend the latest time for completion of initial business combination from February 23, 2025, up to twelve (12) times, each by an additional one (1) month, subject to the Sponsor depositing additional funds into the trust account as descried in the final prospectus of the company dated February 20, 2024 (the “Extension of Time Request”). Our board of directors subsequently approved, adopted and ratified the Extension of Time Request by unanimous approval. On March 20, 2025, the shareholders voted to approve the Extension Amendment Proposal, among other proposals. Following the Extension Amendment, we may complete a business combination until up to 27 months from the closing of the IPO if the Sponsor deposits additional funds into the Trust Account as provided in the Amended and Restated Memorandum and Articles of Association.

The Sponsor has caused the first monthly extension fee of US$207,000 (equivalent to US$0.03 per outstanding public share) to be deposited into the Trust Account on February 23, 2025, extending the latest time for completion of initial business combination from February 23, 2025 by an additional one (1) month. On March 25, 2025, the Company deposited $150,949 into the Trust Account in order to extend the amount of available time to complete a business combination until April 23, 2025. As such, as of the date of this Report, the deadline for completing of an initial business combination was extended to April 23, 2025. Our Sponsor currently intends to continue to deposit additional funds as described herein to further extend such deadline to up to 27 months from the closing of the IPO, to complete the initial business combination. However, there is no guarantee that our sponsor will make such deposit timely or at all as described above.

In connection with the Extension Amendment Proposal of the EGM, the holders of 1,868,367 ordinary shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.61 per share, for an aggregate redemption amount of approximately $19,821,345. The 2025 Redemption was effected on March 21, 2025. Following the 2025 Redemption, there were 5,031,633 ordinary shares issued and outstanding subject to redemption.

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

Proposed Business Combination

On October 22, 2024, we entered into a business combination agreement (the “Business Combination Agreement”) with Maius Pharmaceutical Co., Ltd., an exempted company limited by shares incorporated under the laws of the Cayman Islands (“Maius”), Maius Pharmaceutical Group Co., Ltd., an exempted company limited by shares incorporated under the laws of the Cayman Islands (“Pubco”) incorporated for the purpose of serving as the public listed company whose shares shall be traded on Nasdaq, Chelsea Merger Sub 1 Limited, a Cayman Islands exempted company (“Merger Sub 1”), Chelsea Merger Sub 2 Limited, a Cayman Islands exempted company (“Merger Sub 2”), and XXW Investment Limited, a limited liability company incorporated under the laws of British Virgin Islands as Maius shareholders’ representative (the “Shareholders’ Representative”). The mergers and each of the other transactions contemplated by the Business Combination Agreement or other ancillary documents are collectively referred to as the “Business Combination.”

The Business Combination Agreement and related agreements are further described in our Current Report on Form 8-K filed with the SEC on October 23, 2024. Other than as specifically discussed, this Report on Form 10-K does not assume the closing of the Business Combination or the transactions contemplated by the Business Combination Agreement.

Termination

The Business Combination Agreement may be terminated under certain customary and limited circumstances prior to the Closing, including, among others: (i) by mutual written consent of Maius and us; (ii) by Maius and us if the Closing has not occurred on or before June 30, 2025 (the “Outside Date”); (iii) by Maius or us if any law or governmental order is in effect that has become final and non-appealable and has the effect of making the consummation of the Transactions illegal or otherwise preventing or prohibiting consummation of the Transactions; (iv) by us if it is not in material breach of any of its obligations hereunder and any of Maius, its subsidiaries, Pubco and the Pubco’s subsidiaries (each a “Company Party”) is in material breach of any of its representations, warranties or obligations hereunder that renders or could reasonably be expected to render the conditions set forth in the Business Combination Agreement incapable of being satisfied on the Outside Date, and such breach is either (A) not capable of being cured prior to the Outside Date or (B) if curable, is not cured within the earlier of (x) thirty (30) days after the giving of written notice by us to Maius and (y) two (2) Business Days prior to the Outside Date; (v) by us if it is not in material breach of any of its obligations hereunder and Maius fails to perform certain covenants set forth in the Business Combination Agreement within the time period promulgated therein; (vi) by Maius or the Shareholders’ Representative if no Company Party is in material breach of any of its obligations hereunder and SPAC is in material breach of any of its representations, warranties or obligations hereunder that renders or could reasonably be expected to render the conditions set forth in the Business Combination Agreement incapable of being satisfied on the Outside Date, and such breach is either (A) not capable of being cured prior to the Outside Date or (B) if curable, is not cured within the earlier of (x) thirty (30) days after the giving of written notice by Maius to us and (y) two (2) Business Days prior to the Outside Date; and (vii) by either Maius or us, if we fail to obtain the Required SPAC Shareholder Approval upon vote taken thereon at a duly convened SPAC Special Meeting (or at a meeting of the SPAC Shareholders following any adjournment or postponement thereof) (as defined in the Business Combination Agreement).

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

The foregoing description of the Sponsor Support and Lock-up Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the Sponsor Support and Lock-up Agreement, a copy of which is filed with this Report and the terms of which are incorporated by reference herein.

Material Financing Transactions

Pursuant to covenants under the Business Combination Agreement, DT Cloud and Maius have agreed to use commercially reasonable efforts to obtain executed subscription agreements for an aggregate investment amount of no less than $10,000,000 from third party investors (such investors, collectively, with any permitted assignees or transferees, the “PIPE Investors”), pursuant to which the PIPE Investors make or commit to make private equity investments in DT Cloud, Maius or Pubco to purchase shares of DT Cloud, Maius or Pubco in connection with a private placement, and/or enter into backstop or other alternative financing arrangements with potential investors (a “PIPE Investment”). DT Cloud may terminate the Business Combination Agreement at any time prior to the Closing if DT Cloud is not in material breach of any of our obligations in the Business Combination Agreement while Maius fails to perform such covenants in connection with the PIPE Investment within the time period specified in the Business Combination Agreement. On January 20, 2025, SPAC, Maius, Pubco and certain investor (the “Investor”) entered into certain Subscription Agreement (the “Subscription Agreement”), pursuant to which, among other things, the Investor has agreed to subscribe for and purchase, and Pubco has agreed to issue and sell to the Investor, 30,000 ordinary shares of Pubco, par value $0.0001 per share, at a purchase price equal to $10.00 per share in a private placement (the “Private Placement”) in connection with a financing effort related to the transactions contemplated by the Business Combination Agreement. The closing of the Private Placement is conditioned upon, among other things, the completed or concurrent consummation of the Transactions set forth in the Business Combination Agreement.

Going Concern Consideration

As of December 31, 2024, we had approximately $152,021 in cash and cash in escrow and working capital deficit of approximately $128,968. We had a net income of $2,265,806 for the year ended December 31, 2024.

Our liquidity needs prior to the consummation of the initial public offering were satisfied through the receipt of $25,000 from the sale of the insider shares, as well as a promissory note from our sponsor up to an aggregate amount of $300,000 to be used, in part, for transaction costs incurred in connection with the initial public offering. As of December 31, 2024 and 2023, the principal amount due and owing under the promissory note was $0 and $217,614, respectively. Subsequent to the consummation of the initial public offering, our liquidity has been satisfied through the net proceeds from the consummation of the initial public offering and the private placement held outside of the trust account. In addition, in order to finance transaction costs in connection with a business combination, sponsor, officers, directors, or their affiliates may provide us with working capital loans as may be required (of which up to $300,000 may be converted into units).

We have incurred and expect to continue to incur significant costs in pursuit of our acquisition plans. We initially had nine months from the consummation of our initial public offering to consummate the initial business combination. As we entered into the Business Combination Agreement on October 22, 2024, which is within nine months after the closing of our initial public offering, we have been entitled to an automatic three-month extension to the original nine months from the closing of our initial public offering to consummate our initial business combination. As a result, we have 12 months (or up to 24 months if we extend the period of time to consummate a business combination, as described in more detail in this Report) from the closing of our initial public offering to consummate our initial business combination. On February 18, 2025, the Sponsor made the Extension of Time Request to the company, which was subsequently approved, adopted and ratified by our board of directors. On March 20, 2025, the shareholders voted to approve the Extension Amendment Proposal, among other proposals. Following the Extension Amendment, we may complete a business combination until up to 27 months from the closing of the IPO if the Sponsor deposits additional funds into the Trust Account as provided in the Amended and Restated Memorandum and Articles of Association. The Sponsor has caused the first monthly extension fee of US$207,000 (equivalent to US$0.03 per outstanding public share) to be deposited into the Trust Account on February 23, 2025, extending the latest time for completion of initial business combination from February 23, 2025 by an additional one (1) month. On March 25, 2025, the Company deposited $150,949 into the Trust Account in order to extend the amount of available time to complete a business combination until April 23, 2025. As such, as of the date of this Report, the deadline for completing of an initial business combination was extended to April 23, 2025. If we do not complete a business combination by then, we will trigger an automatic winding up, dissolution and liquidation pursuant to the terms of the amended and restated memorandum and articles of association, and as promptly as possible but not more than ten business days thereafter, redeem 100% of our outstanding public shares for a pro rata portion of the funds held in the trust account, including a pro rata portion of any interest earned on the funds held in the trust account and not necessary to pay taxes, and then seek to liquidate and dissolve. As a result, this has the same effect as if we had formally gone through a voluntary liquidation procedure under the Companies Act (As Revised) of the Cayman Islands. Accordingly, no vote would be required from our shareholders to commence such a voluntary winding up, dissolution and liquidation. We may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of our public shareholders. In the event of dissolution and liquidation, our rights will expire and will be worthless.

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

For the year ended December 31, 2024, cash used in operating activities was $686,691, primarily due to net income of $2,265,806, as adjusted by change in operating assets and liabilities that positively affected our cash flows, including dividend income earned on cash and investment held in trust account of $3,000,071, increase in accrued liabilities of $143,813, partially offset by changes in operating assets and liabilities that negatively affected our cash flow, including prepayments of $8,384 and amount due to sponsor of $87,855.

As of December 31, 2024, we had cash at bank of $152,021 and cash in escrow of $0.

On August 5, 2022, we issued an unsecured promissory note to the sponsor, pursuant to which we may borrow up to an aggregate principal amount of $300,000 (the “Promissory Note”). The Promissory Note is non-interest-bearing and payable on the consummation of the initial business combination or converted upon consummation of the business combination into additional private units at a price of $10.00 per unit. As of December 31, 2024 and 2023, the principal amount due and owing under the Promissory Note was $0 and $217,614, respectively.

As of December 31, 2024 and 2023, we had a temporary advance of $129,759 and $490,000 from the sponsor, respectively. The balance is unsecured, interest-free and has no fixed terms of repayment.

In order to fund working capital deficiencies or finance transaction costs in connection with an initial business combination, our sponsor, officers, directors, or their affiliates may, but are not obligated to, loan us funds as may be required (“Working Capital Loan”). If we complete our initial business combination, we will repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts, but no proceeds from our trust account would be used for such repayment. Up to $300,000 of such loans may be convertible upon consummation of our business combination into private units at a price of $10.00 per unit. As of December 31, 2024 and 2023, the principal amount due and owing under the Working Capital Loan was nil.

Results of Operations

Our entire activity since inception up to December 31, 2024, related to our formation, the preparation for the initial public offering, and since the closing of the initial public offering, the search for a prospective initial business combination. We will not be generating any operating revenues until the closing and completion of our initial business combination, at the earliest. We will generate non-operating income in the form of interest income from the amount held in the trust account.

For the year ended December 31, 2024, we had a net income of $2,265,806, which consisted of dividend income earned on cash and investment held in trust account of $3,000,071, offset by formation and operating costs of $734,291.

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

Off-Balance Sheet Arrangements and Contractual Obligations

As of December 31, 2024, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this Report, our disclosure controls and procedures were not effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2024. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2024, due to the lack of segregation of duties within account processes due to limited personnel and insufficient written policies and procedures for accounting, IT and financial reporting and record keeping.

This Report does not include an attestation report of our internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal year ended December 31, 2024 covered by this Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except for the below:

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

Item 9B. Other Information

During the year ended December 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 9C. Disclosures Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Position
Shaoke Li	41	Chairperson of the Board of Directors, Director and Chief Executive Officer
Guojian Chen	33	Chief Financial Officer and Director
Michael David Osowski	54	Independent Director
Olivia Wenxi He	46	Independent Director
Thomas Trent Stout	47	Independent Director

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

The corporate governance and nominating committee will consider a number of qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on the board of directors. The corporate governance and nominating committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The board of directors will also consider director candidates recommended for nomination by our shareholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of shareholders (or, if applicable, a special meeting of shareholders). Our shareholders that wish to nominate a director for election to the board of directors should follow the procedures set forth in our amended and restated memorandum and articles of association. The corporate governance and nominating committee does not distinguish among nominees recommended by shareholders and other persons.

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

Trading Policies

We have adopted insider trading policies and procedures governing the purchase, sale, and/or other dispositions of our securities by directors, officers and employees, which are reasonably designed to promote compliance with insider trading laws, rules and regulations, and applicable Nasdaq listing standards (the “Insider Trading Policy”). A copy of the Insider Trading Policy is attached hereto as Exhibit 19.1 and is incorporated herein by reference.

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

As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position. However, in some instances what would otherwise be a breach of this duty can be forgiven and/or authorized in advance by the shareholders provided that there is full disclosure by the directors. This can be done by way of permission granted in the amended and restated memorandum and articles of association or alternatively by shareholder approval at general meetings.

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

The following table summarizes the other relevant pre-existing fiduciary or contractual obligations of our officers and directors:

Name of Individual	Name of Affiliated Company	Affiliation
Mr. Guojian Chen	Alpha Star Acquisition Corporation (Nasdaq: ALSA)	Chief Financial Officer and Director
	Board of Beijing ChinaReel Art Exchange Inc.	Secretary of the Board of Directors

Mr. Michael David Osowski	Priority Power Management, LLC	Strategic Business Development

Ms. Olivia Wenxi He	KX Power Limited	Chief Investment Officer
	Metal Sky Star Acquisition Corporation	Chief Financial Officer

Mr. Thomas Trent Stout	Priority Power Management, LLC	Senior Managing Director and the Head of Blockchain
	KX Power Limited	Partner, President and Senior Advisory Team Member

Potential investors should also be aware of the following other potential conflicts of interest:

●	Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our officers are not obligated to contribute any specific number of hours per week to our affairs.

●	Our sponsor subscribed for insider shares prior to the date of the final prospectus in connection with our initial public offering and has purchased private placement units in a transaction that closed simultaneously with the closing of our initial public offering.

●	Our initial shareholders have agreed to waive their rights to liquidating distributions from the trust account with respect to their insider shares and private shares if we fail to complete our initial business combination within the Combination Period.

●	Our initial shareholders have agreed, pursuant to written letter agreements with us, (A) to vote their insider shares, respectively, (as well as any public shares acquired in or after our initial public offering) in favor of any proposed business combination, (B) not to propose, or vote in favor of, an amendment to our amended and restated memorandum and articles of association that would stop our public shareholders from converting or selling their shares to us in connection with a business combination or affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete a business combination within the Combination Period unless we provide public shareholders with the opportunity to redeem their public shares from the trust account in connection with any such vote, (C) not to convert any insider shares (as well as any other shares acquired in or after our initial public offering) into the right to receive cash from the trust account in connection with a shareholder vote to approve our proposed initial business combination (or sell any shares they hold to us in a tender offer in connection with a proposed initial business combination) or a vote to amend the provisions of our amended and restated memorandum and articles of association relating to shareholders’ rights or pre-business combination activity and (D) that the insider shares shall not participate in any liquidating distribution upon winding up if a business combination is not consummated.

●	Our initial shareholders have agreed not to transfer, assign or sell any of the insider shares and representative shares, respectively, (except to certain permitted transferees) until the earlier of (1) one year after the completion of our initial business combination; or (2) after the date of the consummation of our initial business combination, and subsequently, we consummate a liquidation, merger, stock exchange or other similar transaction which results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property (the “Lock-Up”).

●	Our initial shareholders have agreed not to transfer, assign or sell any of the insider shares, respectively, (except to certain permitted transferees) until (1) the earlier of one year after the date of the consummation of our initial business combination; or (2) after the date of the consummation of our initial business combination, and subsequently, we consummate a liquidation, merger, share exchange or other similar transaction which results in all of our shareholders having the right to exchange their shares for cash, securities or other property. Notwithstanding the foregoing, the insider shares will be released from the Lock-Up (1) on the earlier of 150 days after the date of the consummation of our initial business combination and the date on which the closing price of our ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share capitalizations, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after our initial business combination or (2) after the date of the consummation of our initial business combination, which results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property.

●	Our initial shareholders have also agreed not to transfer, assign or sell any of private units (including the ordinary shares issuable upon exercise of the private units), until 30 days after the completion of our initial business combination (except with respect to permitted transferees). Any permitted transferees will be subject to the same restrictions and other agreements of our initial shareholders with respect to any insider shares and the private units, as applicable. However, if after our initial business combination, there is a transaction whereby all the outstanding shares are exchanged or redeemed for cash (as would be the case in a post-asset sale liquidation) or another issuer’s shares, then the insider shares or the private units (or any shares of ordinary shares thereunder) shall be permitted to participate.

●	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors is included by a target business as a condition to any agreement with respect to our initial business combination. In addition, our sponsor, officers and directors may sponsor, form or participate in other blank check companies similar to ours during the period in which we are seeking an initial business combination. Any such companies may present additional conflicts of interest in pursuing an acquisition target, particularly in the event there is overlap among investment mandates.

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

Limitation on Liability and Indemnification of Officers and Directors

Our amended and restated memorandum and articles of association provide that, subject to certain limitations, the company shall indemnify each existing or former secretary, director (including alternate director), and other officer of the Company (including an investment adviser or an administrator or liquidator) and their personal representatives against:

(a) all actions, proceedings, costs, charges, expenses, losses, damages or liabilities incurred or sustained by the existing or former secretary, director or officer in or about the conduct of the Company’s business or affairs or in the execution or discharge of the existing or former Secretary’s, director’s or officer’s duties, powers, authorities or discretions; and

(b) without limitation to paragraph (a), all costs, expenses, losses or liabilities incurred by the existing or former secretary, director or officer in defending (whether successfully or otherwise) any civil, criminal, administrative or investigative proceedings (whether threatened, pending or completed) concerning the Company or its affairs in any court or tribunal, whether in the Islands or elsewhere.

Such indemnity only applies if the directors are of the view that, in the absence of fraud, wilful default or wilful neglect, such existing or former secretary, director or officer acted honestly and in good faith with a view to what the person believes is in the best interests of the Company and, in the case of criminal proceedings, such person had no reasonable cause to believe that their conduct was unlawful. No such existing or former Secretary, director or officer, however, shall be indemnified in respect of any matter arising out of his own actual fraud, wilful default or wilful neglect.

We have entered into agreements with our officers and directors to provide contractual indemnification in addition to the indemnification provided for in our amended and restated memorandum and articles of association. Our amended and restated memorandum and articles of association also will permit us to purchase and maintain insurance on behalf of any officer or director who at the request of the Company is or was serving as a director or officer of, or in any other capacity is or was acting for, another company or a partnership, joint venture, trust or other enterprise, against any liability asserted against the person and incurred by the person in that capacity, whether or not the company has or would have had the power to indemnify the person against the liability as provided in the amended and restated memorandum and articles of association. We have purchased a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March 21, 2025 based on information obtained from the persons named below, with respect to the beneficial ownership of our ordinary shares, by:

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

In the table below, the percentage ownership is based on 7,094,633 ordinary shares (which includes ordinary shares that are underlying the units) issued and outstanding as of March 27, 2025. The following table does not reflect record of beneficial ownership of any ordinary shares issuable upon conversion of rights as the rights are not convertible within 60 days of this Report.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	Approximate Percentage of Outstanding Ordinary Shares
DT Cloud Capital Corp. (our sponsor)(2)	1,959,500	27.6%
Shaoke Li(3)	—	—
Guojian Chen(3)	—	—
Michael David Osowski(3)	—	—
Olivia Wenxi He(3)	—	—
Thomas Trent Stout(3)	—	—
All directors and executive officers (five individuals) as a group	—	—
Infinity-Star Holdings Limited(4)	—	—
Ip Ping Ki(5)	—	—
All initial shareholders as a group	1,959,500	27.6%

(1)	Unless otherwise indicated, the business address of each of the individuals is c/o DT Cloud Acquisition Corporation, 30 Orange Street, London, United Kingdom, WC2H 7HF.

(2)	Represents shares held by DT Cloud Capital Corp., our sponsor. The address for our sponsor is Ritter House, Wickhams Cay II, PO Box 3170, Road Town, Tortola VG1110, British Virgin Islands.

(3)	Such individual does not beneficially own any of our ordinary shares.

(4)	Infinity-Star Holdings Limited holds 20% of the outstanding shares of DT Cloud Capital Corp.

(5)	Mr. Ip Ping Ki holds 80% of the outstanding shares of DT Cloud Capital Corp.

Our sponsor, officers and directors are deemed to be our “promoter” as such term is defined under the federal securities laws.

Our initial shareholders beneficially own 27.6% of our issued and outstanding ordinary shares. Because of this ownership block, our sponsor may be able to effectively influence the outcome of all other matters requiring approval by our shareholders, including amendments to our amended and restated memorandum and articles of association and approval of significant corporate transactions including our initial business combination.

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

From inception to December 31, 2022, we borrowed $176,326 and used $25,000 of the proceeds from issuance of 1,725,000 of our ordinary shares to pay off the loan. As of December 31, 2024 and 2023, the principal amount due and owing under the Promissory Note was $0 and $217,614, respectively.

As of December 31, 2024 and 2023, we had a temporary advance of $129,759 and $490,000 from the sponsor, respectively. The balance is unsecured, interest-free and has no fixed terms of repayment.

We have 12 months from the closing of our initial public offering to consummate our initial business combination by February 23, 2025, or up to 27 months if we extend the period of time to consummate a business combination by May 23, 2026, which may be accomplished only if our insiders or their affiliates or designees deposit additional funds into the Trust Account. In order to extend the time available for us to consummate a business combination, the initial shareholders or their affiliates or designees must deposit into the trust account $207,000 ($0.03 per share in either case), on or prior to the applicable deadline. The Sponsor has caused the first monthly extension fee of US$207,000 (equivalent to US$0.03 per outstanding public share) to be deposited into the Trust Account on February 23, 2025, extending the latest time for completion of initial business combination from February 23, 2025 by an additional one (1) month. On March 25, 2025, the Company deposited $150,949 into the Trust Account in order to extend the amount of available time to complete a business combination until April 23, 2025. As such, as of the date of this Report, the deadline for completing of an initial business combination was extended to April 23, 2025.

Administrative Services Arrangement

We pay to an affiliate of our sponsor $10,000 per month for secretarial and administrative support services, commencing as of the date that our securities were first listed on the Nasdaq. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. For the years ended December 31, 2024 and 2023, the Company incurred $100,000 and $0 in fees for these services, respectively. As of December 31, 2024 and 2023, the unpaid services fees of $100,000 and $0, respectively.

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

Working Capital Loans

In order to finance transaction costs in connection with our initial business combination, the sponsor or an affiliate of the sponsor or certain of our directors and officers may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). If we complete an initial business combination, we would repay the Working Capital Loans out of the proceeds of the trust account released to us. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the trust account. In the event that the initial business combination does not close, we may use a portion of proceeds held outside the trust account to repay the Working Capital Loans, but no proceeds held in the trust account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of the initial business combination, without interest, or, at the lender’s discretion, up to $300,000. As of December 31, 2024 and 2023, the principal amount due and owing under the Working Capital Loan was nil.

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

Item 14. Principal Accountant Fees and Services

MaloneBailey, LLP acts as our independent registered public accounting firm. Fees for professional services provided by our independent registered public accounting firm since inception include:

	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023
Audit Fees(1)	$165,000	$90,000
Audit-Related Fees(2)	—	—
Tax Fees(3)	—	—
All Other Fees(4)	—	—
Total	$165,000	$90,000

(1)	Audit Fees. Audit fees consist of fees billed for professional services rendered by our independent registered public accounting firm related to our initial public offering process, our annual financial statements, or services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings or engagements.

(2)	Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards.

(3)	Tax Fees. Tax fees consist of fees billed for professional services rendered by our independent registered public accounting firm for tax compliance, tax advice and tax planning.

(4)	All Other Fees. All other fees consist of fees billed for all other services.

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

Exhibit No.	Description
2.1+	Business Combination Agreement, dated as of October 22, 2024, by and among SPAC, Maius, XXW Investment Limited, Pubco, Merger Sub 1 and Merger Sub 2 (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K (File No. 001-41967) filed with the SEC on October 23, 2024)
3.1	Amended and Restated Memorandum and Articles of Association (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-41967) filed with the SEC on February 23, 2024)
3.2*	Amended and Restated Memorandum and Articles of Association adopted by special resolution dated February 19, 2024 and amended by special resolution dated March 20, 2025, as currently effective
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1, as amended (File No. 333-267184), initially filed with the SEC on August 31, 2022)
4.2	Specimen Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1, as amended (File No. 333-267184), initially filed with the SEC on August 31, 2022)
4.3	Specimen Rights Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1, as amended (File No. 333-267184), initially filed with the SEC on August 31, 2022)
4.4	Rights Agreement, dated February 20, 2024, by and between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-41967) filed with the SEC on February 23, 2024)
4.5	Description of Registrant’s Securities (incorporated herein by reference to Exhibit 4.5 to the Annual Report on Form 10-K (File No. 001-41967) filed with the SEC on March 28, 2024)
10.1	Investment Management Trust Account Agreement, dated February 20, 2024, by and between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K (File No. 001-41967) filed with the SEC on February 23, 2024)
10.2	Registration Rights Agreement, dated February 20, 2024, among the Company, Continental Stock Transfer & Trust Company and the initial shareholders (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K (File No. 001-41967) filed with the SEC on February 23, 2024)
10.3	Subscription Agreement, dated February 20, 2024, by and between the Company and the Sponsor ( incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K (File No. 001-41967) filed with the SEC on February 23, 2024)
10.4	Letter Agreement, dated February 20, 2024, among the Company and each of the officers and directors of the Company (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-41967) filed with the SEC on February 23, 2024)
10.5	Letter Agreement, dated February 20, 2024, by and between the Company and the Sponsor (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-41967) filed with the SEC on February 23, 2024)
10.6	Investment Management Trust Agreement, dated February 20, 2024, by and between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K (File No. 001-41967) filed with the SEC on February 23, 2024)
10.7	Stock Escrow Agreement, dated February 20, 2024, among the Company, Continental Stock Transfer & Trust Company and the initial shareholders (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K (File No. 001-41967) filed with the SEC on February 23, 2024)
10.8	Administrative Service Agreement, dated February 20, 2024, by and between the Company and the Sponsor (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K (File No. 001-41967) filed with the SEC on February 23, 2024)
10.9	Form of Indemnification Agreement, dated February 20, 2024, by and between the Company and each of the officers and directors of the Company (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K (File No. 001-41967) filed with the SEC on February 23, 2024)
10.10	Form of Key Company Shareholder Lock-Up Agreement, dated as of October 22, 2024, by and among Pubco, the Company, SPAC and each Key Company Shareholder of the Company (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K (File No. 001-41967) filed with the SEC on October 23, 2024)
10.11+	Form of Key Company Shareholder Support Agreement, dated as of October 22, 2024, by and among the Company, SPAC and each Key Company Shareholder of the Company (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K (File No. 001-41967) filed with the SEC on October 23, 2024)
10.12	Sponsor Support and Lock-up Agreement, dated as of October 22, 2024, by and among the Sponsor, the Company, Pubco and SPAC (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K (File No. 001-41967) filed with the SEC on October 23, 2024)
14	Form of Code of Ethics (incorporated by reference to Exhibit 14 to the Registration Statement on Form S-1, as amended (File No. 333-267184), initially filed with the SEC on August 31, 2022)
19.1*	Insider Trading Policy
31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350
32.2**	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350
97.1*	Compensation Recovery Policy
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104*	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	Filed herewith
**	Furnished herewith
+	Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

March 27, 2025	DT Cloud Acquisition Corporation

	By:	/s/ Shaoke Li
	Name:	Shaoke Li
	Title:	Chief Executive Officer

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
Thomas Trent Stout

DT CLOUD ACQUISITION CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

DT Cloud Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of DT Cloud Acquisition Corp. (the “Company”) as of December 31, 2024 and 2023, and the related statements of operations, changes in shareholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Houston, Texas

March 26, 2025

DT CLOUD ACQUISITION CORPORATION

BALANCE SHEETS

	As of December 31, 2024	As of December 31, 2023

ASSETS
Current Assets:
Cash	$152,021	$69,818
Cash in escrow	-	425,000
Prepaid expenses	16,830	8,446

Total Current Assets	168,851	503,264

Deferred offering costs	-	85,000
Cash and Investments held in trust account	72,345,071	-

TOTAL ASSETS	$72,513,922	$588,264

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accrued liabilities	$168,060	$24,247
Amount due to related party	129,759	490,000
Promissory note – related party	-	217,614

Total Current Liabilities	297,819	731,861

Deferred Underwriting Compensation	1,725,000	-

TOTAL LIABILITIES	2,022,819	731,861

Commitments and contingencies
Ordinary shares subject to possible redemption, 6,900,000 and 0 shares issued and outstanding at redemption value of $10.48 and $0 as of December 31, 2024 and 2023, respectively	72,345,071	-

Shareholders’ Deficit:
Ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 2,063,000 and 1,725,000 shares issued and outstanding (excluding 6,900,000 and 0 shares, subject to possible redemption as of December 31, 2024 and 2023, respectively)	206	173
Additional paid-in capital	-	24,827
Accumulated deficit	(1,854,174)	(168,597)

Total Shareholders’ Deficit	(1,853,968)	(143,597)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$72,513,922	$588,264

See accompanying notes to financial statements.

DT CLOUD ACQUISITION CORPORATION

STATEMENTS OF OPERATIONS

	Year ended December 31,2024	Year ended December 31,2023

Formation and operating costs	$(734,291)	$(87,271)

Other income:
Dividend income earned on cash and investment held in Trust Account	3,000,071	-
Interest income	26	-

Total other income	3,000,097	-

NET INCOME	$2,265,806	$(87,271)

Basic and diluted weighted average shares outstanding, ordinary shares subject to possible redemption	5,881,967	-

Basic and diluted net income per ordinary shares subject to possible redemption	$0.29	-

Basic and diluted weighted average shares outstanding, ordinary shares not subject to possible redemption	2,013,131	1,500,000

Basic and diluted net income per share, ordinary shares not subject to possible redemption	$0.29	$(0.06)

See accompanying notes to financial statements.

DT CLOUD ACQUISITION CORPORATION

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	For the year ended December 31, 2024
	Ordinary shares		Additional		Total
	No. of shares	Amount	paid-in capital	Accumulated deficit	Shareholders’ deficit

Balance as of December 31, 2023	1,725,000	$173	$24,827	$(168,597)	$(143,597)

Sale of units in initial public offering, net of offering costs	6,900,000	690	66,023,204	-	66,023,894
Sale of units to the founder in private placement	234,500	23	2,344,977	-	2,345,000
Issuance of representative shares	103,500	10	(10)	-	-
Initial classification of ordinary shares subject to possible redemption	(6,900,000)	(690)	(68,013,596)	-	(68,014,286)
Allocation of offering costs to ordinary shares subject to possible redemption	-	-	2,933,590	-	2,933,590
Accretion of carrying value to redemption value	-	-	(3,312,992)	(951,312)	(4,264,304)
Subsequent remeasurement of ordinary shares subject to possible redemption	-	-	-	(3,000,071)	(3,000,071)
Net income	-	-	-	2,265,806	2,265,806

Balance as of December 31, 2024	2,063,000	$206	$-	$(1,854,174)	$(1,853,968)

	For the year ended December 31, 2023
	Ordinary shares		Additional		Total
	No. of shares	Amount	paid-in capital	Accumulated deficit	Shareholders’ deficit

Balance as of December 31, 2022	1,725,000	$173	$24,827	$(81,326)	$(56,326)

Net loss	-	-	-	(87,271)	(87,271)

Balance as of December 31, 2023	1,725,000	$173	$24,827	$(168,597)	$(143,597)

See accompanying notes to financial statements.

DT CLOUD ACQUISITION CORPORATION

STATEMENTS OF CASH FLOWS

	For the year ended December 31, 2024	For the year ended December 31, 2023
Cash flows from operating activities:
Net income (loss)	$2,265,806	$(87,271)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Dividend income earned on cash and investment held in trust account	(3,000,071)	-
Change in operating assets and liabilities:
Prepaid expenses	(8,384)	(8,446)
Due to Sponsor – related party	(87,855)	76,288
Accrued liabilities	143,813	24,247

Net cash (used in) provided by operating activities	(686,691)	4,818

Cash flows from investing activities:
Proceeds deposited in Trust Account	(69,345,000)	-

Net cash used in investing activities	(69,345,000)	-

Cash flows from financing activities:
Advance from related party	(490,000)	490,000
Proceed from public offering, net of offering costs	67,833,894	-
Proceed from private placement	2,345,000	-

Net cash provided by financing activities	69,688,894	490,000

NET CHANGE IN CASH	(342,797)	494,818

CASH, BEGINNING OF YEAR	494,818	-

CASH, END OF YEAR	$152,021	$494,818

Reconciliation to amounts on balance sheets:
Cash	$152,021	$69,818
Cash in escrow	-	425,000
	$152,021	$494,818

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of representative shares	$10	$-
Initial classification of ordinary shares subject to possible redemption	$68,014,286	$-
Allocation of offering costs to ordinary shares subject to possible redemption	$2,933,590	$-
Accretion of carrying value to redemption value	$4,264,304	$-
Subsequent remeasurement of ordinary shares subject to possible redemption	$3,000,071	$-
Accrued underwriting compensation	$1,725,000	$-

See accompanying notes to financial statements.

DT CLOUD ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BUSINESS BACKGROUND

DT Cloud Acquisition Corporation (the “Company”) is an incorporated blank check company incorporated as a Cayman Islands exempted company on July 7, 2022, formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination.

As of December 31, 2024, the Company has not commenced any operations. All activities through December 31, 2024 relate to the Company’s formation and the initial public offering (the “Initial Public Offering” or “IPO”). Since the Initial Public Offering, the Company’s activity has been limited to the evaluation of business combination candidates. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income and dividend income on investments held in the trust account. The Company has selected December 31 as its fiscal year end.

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

Trust Account

Following the closing of the Initial Public Offering, an aggregate amount of $69,345,000 ($10.05 per Public Unit) placed in the Company’s trust account (“Trust Account”) established for the benefit of the Company’s public shareholders and maintained by Continental Stock Transfer & Trust Company, acting as trustee, will be invested only in U.S. government treasury bills, with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the funds in the Trust Account will not be released until the earliest of (i) the completion of the Company’s initial Business Combination, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend the Company’s Amended and Restated Memorandum and Articles of Association to (A) modify the substance or timing of the Company’s obligation to redeem 100% of its public shares if the Company does not complete its initial Business Combination within 9 months from the closing of the Initial Public Offering (or up to 21 months from the closing of the Initial Public Offering if the Company extends the period of time to consummate a Business Combination) or (B) with respect to any other provision relating to shareholders’ rights or pre-business combination activity and (iii) the redemption of all of the Company’s public shares if the Company is unable to complete its initial Business Combination within nine months from the closing of the Initial Public Offering (or up to 21 months from the closing of the Initial Public Offering if the Company extends the period of time to consummate a Business Combination), subject to applicable law.

DT CLOUD ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

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

The Company’s amended and restated memorandum and articles of association provided that the Company complete its initial business combination within nine months (or 12 months if the Company executes a definitive agreement for an initial business combination) from the closing of the IPO, the Company may extend the period of time to consummate a Business Combination up to twelve times, each by an additional one month each time (for a total of 24 months to complete a Business Combination (the “Combination Period”), including automatic extension period). In order to extend the time available for the Company to consummate a Business Combination, the Sponsor or its affiliate or designees must deposit into the Trust Account $207,000 (approximately $0.03 per public share), on or prior to the date of the applicable deadline, for each month extension. Any funds which may be provided to extend the time frame will be in the form of a loan to the Company from the Sponsor. The terms of any such loan have not been definitely negotiated, provided, however, any loan will be interest free and will be repayable only if the Company completes a Business Combination.

DT CLOUD ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

The Company entered into a definitive business combination agreement on October 22, 2024, which is within nine months after the closing of the IPO, as such the Company had an automatic three-month extension to the original nine months from the closing of the IPO to consummate its initial business combination.

On February 22, 2025, the Company deposited $207,000 into the Trust Account in order to extend the amount of available time to complete a business combination until March 23, 2025.

On March 25, 2025, the Company deposited $150,949 into the Trust Account in order to extend the amount of available time to complete a business combination until April 23, 2025.

Business combination agreement

On September 3, 2024, the Company entered into a non-binding letter of intent (the “LOI”) with Shanghai Maius Pharmaceutical Technology Co., LTD (“Shanghai Maius”). Under the terms of the LOI, the Company would acquire 100% of Shanghai Maius’s outstanding equity and equity equivalents or all of its business.

On October 22, 2024, the Company, Maius Pharmaceutical Co., Ltd., an exempted company limited by shares incorporated under the laws of the Cayman Islands (“Maius”)”, Maius Pharmaceutical Group Co., Ltd., an exempted company limited by shares incorporated under the laws of the Cayman Islands (“Pubco”) incorporated for the purpose of serving as the public listed company whose shares shall be traded on The Nasdaq Stock Market LLC (“Nasdaq”), Chelsea Merger Sub 1 Limited, a Cayman Islands exempted company (“Merger Sub 1”), Chelsea Merger Sub 2 Limited, a Cayman Islands exempted company (“Merger Sub 2”), and XXW Investment Limited, a limited liability company incorporated under the laws of British Virgin Islands as Maius’ representative (the “Shareholders’ Representative”), entered into a business combination agreement (the “Business Combination Agreement”).

Subject to, and in accordance with the terms and conditions of the Business Combination Agreement, (i) on the date on which the closing actually occurs (the “Closing Date”), Merger Sub 1 shall be merged with and into the Company (the “SPAC Merger”), with the Company continuing as the surviving company of the merger as a wholly-owned subsidiary of the Pubco (the “SPAC Merger Surviving Corporation”) and the separate existence of the Merger Sub 1 shall cease, and (ii) on the Closing Date and immediately following the SPAC Merger, Merger Sub 2 shall be merged with and into Maius (the “Acquisition Merger”, together with the SPAC Merger, the “Mergers”), with Maius continuing as the surviving company of the Acquisition Merger as a wholly-owned subsidiary of the Pubco (the “Surviving Corporation”) and the separate existence of the Merger Sub 2 shall cease. The Mergers and each of the other transactions contemplated by the Business Combination Agreement and other Ancillary Documents are collectively referred to as the “Transactions.” Under the Agreement, the aggregate consideration is Two Hundred and Fifty Million Dollars ($250,000,000) (the “Closing Date Merger Consideration” or “Consideration”), which will be paid entirely in newly issued ordinary shares of Pubco.

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

DT CLOUD ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

The Sponsor has agreed that it will be liable to the Company, if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amounts in the Trust Account to below $10.05 per share (whether or not the underwriters’ over-allotment option is exercised in full), except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of the “Initial Public Offering” against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavouring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Going Concern Consideration

The Company expects to incur significant costs in pursuit of its financing and acquisition plans. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unsuccessful in consummating an Initial Business Combination within the prescribed period of time (subject to the Amended Extension Payment is made as required for each monthly extension), the requirement that the Company cease all operations, redeem the Public Shares and thereafter liquidate and dissolve raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The accompanying financial statement has been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern. The Company intends to continue to seek to complete a Business Combination before the mandatory liquidation date. However, there can be no assurance that we will be able to consummate any business combination within the prescribed period of time.

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

DT CLOUD ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements.

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

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2024 and 2023, the cash balance was $152,021 and $69,818, respectively. The Company did not have any cash equivalents as of December 31, 2024 and 2023.

●	Cash and Investments held in trust account

As of December 31, 2024 and 2023, substantially all of the assets held in the Trust Account were held in U.S. Treasury Securities Money Market Funds. Investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Earnings on investments held in the Trust Account are included in dividend income earned on investments held in the Trust Account in the accompanying statement of operations. The estimated fair values of investments held in Trust Account are determined using available market information. As of December 31, 2024 and 2023, the estimated fair values of investments held in Trust Account was $72,345,071. There were no cash and investments held in Trust as of December 31, 2023.

DT CLOUD ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

●	Ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Ordinary share subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of December 31, 2024 and 2023, 6,900,000 and 0 ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet, respectively.

●	Deferred offering costs

Deferred offering costs consist of underwriting, legal, and other expenses incurred through the balance sheet dates that are directly related to the Initial Public Offering and that were charged to shareholders’ equity upon the completion of the Initial Public Offering.

●	Income taxes

Income taxes are determined in accordance with the provisions of ASC Topic 740, “Income Taxes” (“ASC 740”). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2024 and 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

DT CLOUD ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

●	Net income (loss) per share

The Company calculates net income (loss) per share in accordance with ASC Topic 260, “Earnings per Share.” Net income (loss) per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding for the period. Income and losses are shared pro rata between the redeemable shares and non-redeemable shares. Remeasurement associated with the redeemable shares of ordinary shares is excluded from earnings per share as the redemption value approximates fair value. The Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income (loss) per ordinary share is the same as basic income (loss) per ordinary share for the periods presented. The rights cannot be converted to shares of common stock prior to an initial Business Combination; therefore, they have been classified as anti-dilutive.

The net income (loss) per share presented in the statements of operations is based on the following:

	For the year ended December 31, 2024	For the year ended December 31, 2023
Net income (loss)	$2,265,806	$(87,271)

	For the year ended		For the year ended
	December 31, 2024		December 31, 2023
	Redeemable Ordinary Share	Non-Redeemable Ordinary Share	Redeemable. Ordinary Share	Non-Redeemable Ordinary Share
Basic and diluted net income (loss) per ordinary share:
Numerators:
Allocation of net income (loss)	$1,688,060	$577,746	$-	$(87,271)
Allocation of net income (loss)	$1,688,060	$577,746	$-	$(87,271)
Denominators:
Weighted-average shares outstanding	5,881,967	2,013,131	-	1,500,000
Basic and diluted net income (loss) per ordinary share	$0.29	$0.29	$-	$(0.06)

●	Related parties

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

NOTES TO FINANCIAL STATEMENTS

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating officer decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023 - 07 in the fiscal year 2024 and there was no significant impact.

NOTE 3 – INITIAL PUBLIC OFFERING

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

DT CLOUD ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

The Company’s redeemable ordinary share is subject to SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or to recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately as they occur and adjusts the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable shares are affected by charges against additional paid in capital and accumulated deficit.

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

As of December 31, 2024 and 2023, the principal amount due and owing under the Promissory Note was $0 and $217,614, respectively.

DT CLOUD ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

Due to Related Party

As of December 31, 2024 and 2023, the Company had a temporary advance of $129,759 and $490,000 from the Sponsor, respectively. The balance is unsecured, interest-free and has no fixed terms of repayment.

Administrative Services Arrangement

An affiliate of the Sponsor will agree that, commencing from the date that the Company’s securities are first listed on NASDAQ through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company certain general and administrative services, including office space, administrative and support services, as the Company may require from time to time. The Company has agreed to pay the affiliate of the Sponsor $10,000 per month for these services commencing on the closing date of this offering for 9 months (or up to 21 months if the Company extends the Combination Period). As of December 31, 2024 and 2023, the unpaid services fees of $100,000 and $0, respectively. For the years ended December 31, 2024 and 2023, the Company incurred $100,000 and $0 in fees for these services, respectively.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $300,000. As of December 31, 2024 and 2023, the Company has no principal amount due and owing under the Working Capital Loans.

NOTE 6 – SHAREHOLDERS’ DEFICIT

Ordinary shares

The Company is authorized to issue 500,000,000 ordinary shares at par value of $0.0001. Holders of the Company’s ordinary shares are entitled to one vote for each share.

As of December 31, 2024 and 2023, 2,063,000 and 1,725,000 Ordinary Shares were issued and outstanding excluding 6,900,000 and 0 shares subject to possible redemption, respectively, so that the initial shareholders will own 20% of the issued and outstanding shares after the Initial Public Offering (excluding the sale of the Private Units and assuming the initial shareholders do not purchase any Units in the Initial Public Offering). As a result of the underwriters’ full exercise of their over-allotment option on February 23, 2024, no Founder Shares are currently subject to forfeiture.

DT CLOUD ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2024 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. There were none at December 31, 2023.

	December 31, 2024	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Cash and Investments held in trust account	$72,345,071	$72,345,071	$-	$-

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

Management is currently assessing to evaluate the impact of the COVID-19 pandemic, the Russia-Ukraine war and the conflict in Israel and Palestine on the industry and has concluded that these events are outside of Company’s control and may arise from time to time may adversely affect the global economy or capital markets, and the business of any potential target business with which the Company may consummate a business combination could be materially and adversely affected and the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

DT CLOUD ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

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

NOTE 9 – SEGMENT INFORMATION

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance.

The Company’s chief operating decision maker has been identified as the Chief Financial Officer (“CODM”), who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one operating segment.

When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics, which includes formational and operating expenses and interest income and dividend income earned on cash and investments held in trust account which are included in the accompanying statements of operations.

The key measures of segment profit or loss reviewed by our CODM are interest income and dividend income earned on cash and investments held in trust account and formational and operating costs. The CODM reviews interest income and dividend income earned on cash and investments held in trust account to measure and monitor stockholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the trust agreement. Formational and operating costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination within the business combination period. The CODM also reviews formational and operating costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget.

DT CLOUD ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOTE 10 – SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Other than as described in these financial statements, the Company did not identify any subsequent events that would have required adjustment or disclosure in the   financial statements.

On January 20, 2025, the Company entered into certain Subscription Agreement (the “Subscription Agreement”) with Maius, Pubco and certain investor (the “Investor”), pursuant to which, among other things, the Investor agreed to subscribe for and purchase, and Pubco agreed to issue and sell to the Investor, 30,000 ordinary shares of Pubco, par value $0.0001 per share, at a purchase price equal to $10.00 per share in a private placement (the “Private Placement”) in connection with a financing effort related to the transactions contemplated by the Business Combination Agreement. The closing of the Private Placement is conditioned upon, among other things, the completed or concurrent consummation of the Transactions set forth in the Business Combination Agreement.

On February 22, 2025, the Company deposited $207,000 into the Trust Account in order to extend the amount of available time to complete a business combination until March 23, 2025.

On March 20, 2025, the Company held an extraordinary general meeting of shareholders and passed a special resolution to amend our amended and restated memorandum and articles of association then effective, giving the Company the right to extend the date by which it has to complete a business combination up to May 23, 2026.

On March 25, 2025, the Company deposited $150,949 into the Trust Account in order to extend the amount of available time to complete a business combination until April 23, 2025.

On March 24, 2025, in connection with the stockholders vote at the Extraordinary General Meeting, 1,868,367 shares were redeemed by certain shareholders at a price of approximately $10.61 per share, including interest generated and extension payments deposited in the Trust Account, in an aggregate amount of $19,821,345.

