Form 10-Q
period 2025-03-31
DT Cloud Acquisition Corp
filed 2025-05-15
CIK 1944212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 8, 2025, there were 6,767,729 ordinary shares, par value $0.0001 per share, issued and outstanding.

DT Cloud Acquisition Corporation

2

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DT CLOUD ACQUISITION CORPORATION

DT CLOUD ACQUISITION CORPORATION

UNAUDITED BALANCE SHEETS

	As of March 31, 2025	As of December 31, 2024

ASSETS
Current Assets:
Cash	$1	$152,021
Prepaid expenses	68,862	16,830

Total Current Assets	68,863	168,851

Cash and Investments held in trust account	53,622,021	72,345,071

TOTAL ASSETS	$53,690,884	$72,513,922

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accrued liabilities	$210,513	$168,060
Due to related party	333,528	129,759
Other payable	300,000	-

Total Current Liabilities	844,041	297,819

Deferred Underwriting Compensation	1,725,000	1,725,000

TOTAL LIABILITIES	2,569,041	2,022,819

Commitments and contingencies
Ordinary shares subject to possible redemption, 5,031,633 and 6,900,000 shares issued and outstanding at redemption value of $10.66 and $10.48 as of March 31, 2025 and December 31, 2024, respectively	53,622,021	72,345,071

Shareholders’ Deficit:
Ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 2,063,000 and 2,063,000 shares issued and outstanding (excluding 5,031,633 and 6,900,000 shares, subject to possible redemption as of March 31, 2025 and December 31, 2024, respectively)	206	206
Accumulated Deficit	(2,500,384)	(1,854,174)

Total Shareholders’ Deficit	(2,500,178)	(1,853,968)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$53,690,884	$72,513,922

See accompanying notes to unaudited financial statements.

DT CLOUD ACQUISITION CORPORATION

UNAUDITED STATEMENTS OF OPERATIONS

	For the three months ended March 31,	For the three months ended March 31,
	2025	2024

Formation and operating costs	$(288,262)	$(302,382)

Other income:
Dividend income earned on cash and investment held in Trust Account	740,346	346,250
Interest income	1	7

Total other income	740,347	346,257

NET INCOME	$452,085	$43,875

Basic and diluted weighted average shares outstanding, ordinary shares subject to possible redemption	6,754,683	2,805,495
Basic and diluted net income per ordinary shares subject to possible redemption	$0.05	0.01

Basic and diluted weighted average shares outstanding, ordinary shares not subject to possible redemption	2,063,000	1,862,429
Basic and diluted net income per share, ordinary shares not subject to possible redemption	$0.05	$0.01

See accompanying notes to unaudited financial statements.

DT CLOUD ACQUISITION CORPORATION

UNAUDITED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	For the three months ended March 31, 2025
	Ordinary shares		Additional paid-in	Accumulated	Total shareholders’
	No. of shares	Amount	capital	deficit	deficit

Balance as of December 31, 2024	2,063,000	$206	$-	$(1,854,174)	$(1,853,968)

Extension funds attributable to common stock subject to redemption	-	-	-	(357,949)	(357,949)
Remeasurement of ordinary shares subject to possible redemption	-	-	-	(740,346)	(740,346)
Net income	-	-	-	452,085	452,085

Balance as of March 31, 2025	2,063,000	$206	$-	$(2,500,384)	$(2,500,178)

	For the three months ended March 31, 2024
	Ordinary shares		Additional paid-in	Accumulated	Total shareholders’
	No. of shares	Amount	capital	deficit	deficit

Balance as of December 31, 2023	1,725,000	$173	$24,827	$(168,597)	$(143,597)

Sale of units in initial public offering, net of offering costs	6,900,000	690	66,023,204	-	66,023,894
Sale of units to the founder in private placement	234,500	23	2,344,977	-	2,345,000
Issuance of representative shares	103,500	10	(10)	-	-
Initial classification of ordinary shares subject to possible redemption	(6,900,000)	(690)	(68,013,596)	-	(68,014,286)
Allocation of offering costs to ordinary shares subject to possible redemption	-	-	2,933,590	-	2,933,590
Accretion of carrying value to redemption value	-	-	(3,312,992)	(951,312)	(4,264,304)
Subsequent remeasurement of ordinary shares subject to possible redemption	-	-	-	(346,250)	(346,250)
Net income	-	-	-	43,875	43,875

Balance as of March 31, 2024	2,063,000	$206	$-	$(1,422,284)	$(1,422,078)

See accompanying notes to unaudited financial statements.

DT CLOUD ACQUISITION CORPORATION

UNAUDITED STATEMENTS OF CASH FLOWS

	For the three months ended March 31, 2025	For the three months ended March 31, 2024
Cash flows from operating activities:
Net income	$452,085	$43,875
Adjustments to reconcile net income to net cash used in operating activities:
Dividend income earned on cash and investment held in trust account	(740,346)	(346,250)
Change in operating assets and liabilities:
Prepaid expenses	(52,032)	(65,722)
Due to related party	44,281	(207,614)
Accrued liabilities	42,453	76,836

Net cash used in operating activities	(253,559)	(498,875)

Cash flows from investing activities:
Proceeds deposited in Trust Account	-	(69,345,000)
Extension payments deposited in Trust Account	(357,949)	-
Cash withdrawn from Trust Account in connection to redemption	19,821,345	-

Net cash provided by (used in) investing activities	19,463,396	(69,345,000)

Cash flows from financing activities:
Redemption of ordinary shares	(19,821,345)	-
Due to related party	159,488	(490,000)
Other payables	300,000	-
Proceed from public offering, net of offering costs	-	67,833,894
Proceed from private placement	-	2,345,000

Net cash provided by (used in) financing activities	(19,361,857)	69,688,894

NET CHANGE IN CASH	(152,020)	(154,981)

CASH, BEGINNING OF YEAR	152,021	494,818

CASH, END OF YEAR	$1	$339,837

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of representative shares	$-	$10
Initial classification of ordinary shares subject to possible redemption	$-	$68,014,286
Allocation of offering costs to ordinary shares subject to possible redemption	$-	$2,933,590
Accretion of carrying value to redemption value	$-	$4,264,304
Extension funds attributable to common stock subject to redemption	$357,949	$-
Remeasurement of ordinary shares subject to possible redemption	$740,346	$346,250
Accrued underwriting compensation	$-	$1,725,000

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

As of March 31, 2025, the Company has not commenced any operations. All activities through March 31, 2025 relate to the Company’s formation and the initial public offering (the “Initial Public Offering” or “IPO”). Since the Initial Public Offering, the Company’s activity has been limited to the evaluation of business combination candidates. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income and dividend income on cash and investments held in the trust account. The Company has selected December 31 as its fiscal year end.

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

DT CLOUD ACQUISITION CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks shareholder approval, a majority of the outstanding shares voted are voted in favor of the Business Combination. If a shareholder vote is not required and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, offer such redemption pursuant to the tender offer rules of the SEC, and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination..

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

DT CLOUD ACQUISITION CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

On January 20, 2025, the Company entered into certain Subscription Agreement (the “Subscription Agreement”) with Maius, Pubco and certain investor (the “Investor”), pursuant to which, among other things, the Investor agreed to subscribe for and purchase, and Pubco agreed to issue and sell to the Investor, 30,000 ordinary shares of Pubco, par value $0.0001 per share, at a purchase price equal to $10.00 per share in a private placement (the “Private Placement”) in connection with a financing effort related to the transactions contemplated by the Business Combination Agreement. The purchase price was paid into Escrow in accordance with the Business Combination Agreement. The closing of the Private Placement is conditioned upon, among other things, the completed or concurrent consummation of the Transactions set forth in the Business Combination Agreement.  In the event, the Business Combination Agreement is terminated, the purchase price share be returned to the investor. During the three months ended March 31, 2025, a total of $300,000 in expenses and extension loan was paid from Escrow on behalf of the Company and is presented as other payable in the unaudited balance sheet.

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

From February 2025 to March 2025, the Company using the funds held outside the Trust Account, the Company made two time deposit for an aggregate of $357,949, to the Trust Account and extended the Combination Period from January 23, 2025 to April 23, 2025. The Company has the right to extend the Combinations Period for an additional month, from April 24, 2025 to May 23, 2025. As of the date that these unaudited financial statements were issued, the Company has not deposited such extension fees to the Trust Account.

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

DT CLOUD ACQUISITION CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

DT CLOUD ACQUISITION CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Going Concern Consideration

The Company expects to incur significant costs in pursuit of its financing and acquisition plans. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unsuccessful in consummating an Initial Business Combination within the prescribed period of time (subject to the Amended Extension Payment is made as required for each monthly extension), the requirement that the Company cease all operations, redeem the Public Shares and thereafter liquidate and dissolve raises substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. As of the date that these unaudited financial statements were issued, the Company has not deposited the April 2025 required extension fee into the Trust Account. The unaudited financial statements do not include any adjustments that might result from the outcome of this uncertainty. The accompanying unaudited financial statement has been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern. The Company intends to continue to seek to complete a Business Combination before the mandatory liquidation date. However, there can be no assurance that we will be able to consummate any business combination within the prescribed period of time.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

● Basis of presentation

These accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial statements and Article 8 of Regulation S-X. They do not include all of the information and notes required by U.S. GAAP for complete financial statements. The unaudited financial statements should be read in conjunction with the Company’s financial statements and notes thereto for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring adjustments) have been made that are necessary to present fairly the financial position, and the results of its operations and its cash flows. Operating results as presented are not necessarily indicative of the results to be expected for a full year.

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

DT CLOUD ACQUISITION CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

● Use of estimates

The preparation of unaudited financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited financial statements.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

● Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of March 31, 2025 and December 31, 2024, the cash balance was $1 and $152,021, respectively. The Company did not have any cash equivalents as of March 31, 2025 and December 31, 2024.

● Cash and Investment held in trust account

As of March 31, 2025 and December 31, 2024, substantially all of the assets held in the Trust Account were held in money market funds investing in U.S. Treasuries. Investments in money market funds are presented on the unaudited balance sheets at fair value at the end of each reporting period. Earnings on investments held in the Trust Account are included in dividend income earned on investments held in the Trust Account in the accompanying unaudited statement of operations. The estimated fair values of investments held in Trust Account are determined using available market information. As of March 31, 2025 and December 31, 2024, the estimated fair values of investments held in Trust Account was $53,622,021 and $72,345,071, respectively.

● Ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Ordinary share subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of March 31, 2025 and December 31, 2024, 5,031,633 and 6,900,000 ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s unaudited balance sheets, respectively.

DT CLOUD ACQUISITION CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

● Deferred offering costs

Deferred offering costs consist of underwriting, legal, and other expenses incurred through the balance sheet dates that are directly related to the Initial Public Offering and that were charged to shareholders’ equity upon the completion of the Initial Public Offering.

● Income taxes

Income taxes are determined in accordance with the provisions of ASC Topic 740, “Income Taxes” (“ASC 740”). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the unaudited financial statements carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their unaudited financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the unaudited financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2025 and December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

● Net income per share

The Company calculates net income per share in accordance with ASC Topic 260, “Earnings per Share.” Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding for the period. Income and losses are shared pro rata between the redeemable shares and non-redeemable shares. Remeasurement associated with the redeemable shares of ordinary shares is excluded from earnings per share as the redemption value approximates fair value. The Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income per ordinary share is the same as basic income (loss) per ordinary share for the periods presented. The rights cannot be converted to shares of common stock prior to an initial Business Combination; therefore, they have been classified as anti-dilutive.

DT CLOUD ACQUISITION CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

The net income per share presented in the statements of operations is based on the following:

	For the three months ended March 31, 2025	For the three months ended March 31, 2024
Net income	$452,085	$43,875

	For the three months ended		For the three months ended
	March 31, 2025		March 31, 2024
	Redeemable Ordinary Share	Non-Redeemable Ordinary Share	Redeemable. Ordinary Share	Non-Redeemable Ordinary Share
Basic and diluted net income per ordinary share:
Numerators:
Allocation of net income	$346,314	$105,771	$26,370	$17,505
Allocation of net income	$346,314	$105,771	$26,370	$17,505
Denominators:
Weighted-average shares outstanding	6,754,683	2,063,000	2,805,495	1,862,429
Basic and diluted net income per ordinary share	$0.05	$0.05	$0.01	$0.01

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

● Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying unaudited balance sheet, primarily due to their short-term nature.

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

Due to Related Party

As of March 31, 2025 and December 31, 2024, the Company had a temporary advance of $333,528 and $129,759 from the Sponsor, respectively. The balance is unsecured, interest-free and has no fixed terms of repayment.

Administrative Services Arrangement

An affiliate of the Sponsor will agree that, commencing from the date that the Company’s securities are first listed on NASDAQ through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company certain general and administrative services, including office space, administrative and support services, as the Company may require from time to time. The Company has agreed to pay the affiliate of the Sponsor $10,000 per month for these services commencing on the closing date of this offering for 9 months (or up to 21 months if the Company extends the Combination Period). As of March 31, 2025 and December 31, 2024, the unpaid services fees of $130,000 and $100,000, respectively included in due to related party on the unaudited balance sheets. For the three months ended March 31, 2025 and 2024, the Company incurred $30,000 and $10,000 in fees for these services, respectively.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $300,000. As of March 31, 2025 and December 31, 2024, the Company has no principal amount due and owing under the Working Capital Loans.

DT CLOUD ACQUISITION CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 6 – SHAREHOLDERS’ DEFICIT

Ordinary shares

The Company is authorized to issue 500,000,000 ordinary shares at par value of $0.0001. Holders of the Company’s ordinary shares are entitled to one vote for each share.

As of March 31, 2025 and December 31, 2024, 2,063,000 and 2,063,000 Ordinary Shares were issued and outstanding excluding 5,031,633 and 6,900,000 shares subject to possible redemption, respectively, so that the initial shareholders will own 20% of the issued and outstanding shares after the Initial Public Offering (excluding the sale of the Private Units and assuming the initial shareholders do not purchase any Units in the Initial Public Offering). As a result of the underwriters’ full exercise of their over-allotment option on February 23, 2024, no Founder Shares are currently subject to forfeiture.

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

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.
Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.
Level 3:	Unobservable inputs based on the assessment of the assumptions that market participants would use in pricing the asset or liability.

DT CLOUD ACQUISITION CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024, respectively and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	March 31, 2025	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Cash and Investments held in trust account	$53,622,021	$53,622,021	$-	$-

	December 31, 2024	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Cash and Investments held in trust account	$72,345,071	$72,345,071	$-	$-

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

Management is currently assessing to evaluate the impact of the Russia-Ukraine war and the conflict in Israel and Palestine on the industry and has concluded that these events are outside of Company’s control and may arise from time to time may adversely affect the global economy or capital markets, and the business of any potential target business with which the Company may consummate a business combination could be materially and adversely affected and the specific impact is not readily determinable as of the date of these unaudited financial statements. The unaudited financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

DT CLOUD ACQUISITION CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 9 – SEGMENT INFORMATION

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their unaudited financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Financial Officer, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one operating segment.

When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews key metrics, which includes formational and operating expenses and interest income and dividend income earned on cash and investments held in trust account which are included in the accompanying statements of operations.

The key measures of segment profit or loss reviewed by the CODM are interest income and dividend income earned on cash and investments held in trust account and formational and operating costs. The CODM reviews interest income and dividend income earned on cash and investments held in trust account to measure and monitor stockholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the trust agreement. Formational and operating costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination within the business combination period. The CODM also reviews formational and operating costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget.

NOTE 10 – SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited financial statements were issued. Other than as described in these unaudited financial statements, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited financial statements.

On April 23, 2025, the Company held an extraordinary general meeting of shareholders (the “Extraordinary General Meeting”) and obtain approval by special resolution, the Company’s amended and restated memorandum and articles of association (the “Amended and Restated Memorandum and Articles of Association”) to extend the maximum period the Company may extend the period of time to consummate a Business Combination, on a month-to-month basis and subject to the sponsor depositing additional funds for each one-month extension into the trust account, from up to fifteen times (i.e., until May 23, 2026) to up to eighteen times (i.e., until August 23, 2026), by amending the Amended and Restated Memorandum and Articles of Association (the “Extension Amendment Proposal”).

On April 23, 2025, the Trust Amendment Proposal was approved to amend by ordinary resolution, the Investment Management Trust Agreement, dated February 20, 2024, by and between the Company and Continental Stock Transfer & Trust Company, as trustee, to reflect the Extension Amendment Proposal.

On April 23, 2025, in connection with the vote to approve the Extension Amendment Proposal and the Trust Amendment Proposal, holders of 326,904 ordinary shares of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.68 per share, for an aggregate redemption amount of approximately $3,492,160.

As of the date that these unaudited financial statements were issued, the Company has not deposited the April 2025 required extension fee to the Trust Account.

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

As we have entered into a definitive business combination agreement on October 22, 2024 (the “Business Combination Agreement”), which is within nine months after the closing of our initial public offering, we have been entitled to an automatic three-month extension to the original nine months from the closing of our initial public offering to consummate our initial business combination. We now have 30 months from the closing of our initial public offering to consummate our initial business combination if we extend the period of time to consummate a business combination, which may be accomplished only if our insiders or their affiliates or designees deposit additional funds into the Trust Account. We will use our reasonable best efforts to cause the our board of directors to extend the date by which we must consummate a business combination to August 23, 2026 (such period by which we must consummate a business combination, as amended, and as may be extended in accordance with the provisions of the Business Combination Agreement, the “Combination Period”), provided that our insiders or their affiliates or designees deposit additional funds into the Trust Account. From February 2025 to March 2025, the Company using the funds held outside the Trust Account, the Company made two time deposit for an aggregate of $357,949, to the Trust Account and extended the Combination Period from January 23, 2025 to April 23, 2025. The Company has the right to extend the Combinations Period for an additional month, from April 24, 2025 to May 23, 2025. Up to the date the financial statements were issued, the Company has not deposited the required extension contributions of $150,949 into the Trust Account, to extend the Termination Date to May 23, 2025.

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

Going Concern Consideration

The Company initially had 9 months from the consummation of the Initial Public Offering to consummate the initial Business Combination. If the Company does not complete a Business Combination within nine months from the consummation of the Initial Public Offering, the Company will trigger an automatic winding up, dissolution and liquidation pursuant to the terms of the Amended and Restated Memorandum and Articles of Association. As a result, this has the same effect as if the Company had formally gone through a voluntary liquidation procedure under the Companies Act (As Revised) of the Cayman Islands. Accordingly, no vote would be required from our shareholders to commence such a voluntary winding up, dissolution and liquidation. However, the Company may extend the period of time to consummate a Business Combination eighteen times (for a total of up to 30 months from the consummation of the Initial Public Offering to complete a Business Combination). If the Company is unable to consummate the Company’s initial Business Combination by August 23, 2026 (unless further extended), the Company will, as promptly as possible but not more than ten business days thereafter, redeem 100% of the Company’s outstanding public shares for a pro rata portion of the funds held in the Trust Account, including a pro rata portion of any interest earned on the funds held in the Trust Account and not necessary to pay taxes, and then seek to liquidate and dissolve. However, the Company may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of the Company’s public shareholders. In the event of dissolution and liquidation, the Company’s rights will expire and will be worthless.

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

Risks and Uncertainties

We are currently experiencing a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability and economic uncertainties. For example, United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict and the escalation of the Israel-Hamas conflict. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. The Russia-Ukraine conflict and the escalation of the Israel Hamas conflict and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyber-attacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets. The political and economic intense between the United States and China may also affect the business of the target of our Business Combination.

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

For the three months ended March 31, 2025, cash used in operating activities was $253,559, primarily due to net income of $452,085, as adjusted by change in operating assets and liabilities that positively affected our cash flows, including dividend income earned on cash and investment held in trust account of $740,346, increase in accrued liabilities of $42,453 and due to related party of $44,281, partially offset by changes in operating assets and liabilities that negatively affected our cash flow, including prepaid expenses of $52,032.

As of March 31, 2025, we had cash at bank of $1.

On August 5, 2022, we issued an unsecured promissory note to the sponsor, pursuant to which we may borrow up to an aggregate principal amount of $300,000 (the “Promissory Note”). The Promissory Note is non-interest-bearing and payable on the consummation of the initial business combination or converted upon consummation of the business combination into additional private units at a price of $10.00 per unit. As of March 31, 2025 and December 31, 2024, there was no outstanding balance of the principal amount due under the promissory note.

As of March 31, 2025 and December 31, 2024, we had a temporary advance of $333,528 and $129,759 from the sponsor, respectively. The balance is unsecured, interest-free and has no fixed terms of repayment.

In order to fund working capital deficiencies or finance transaction costs in connection with an initial business combination, our sponsor, officers, directors, or their affiliates may, but are not obligated to, loan us funds as may be required (“Working Capital Loan”). If we complete our initial business combination, we will repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts, but no proceeds from our trust account would be used for such repayment. Up to $300,000 of such loans may be convertible upon consummation of our business combination into private units at a price of $10.00 per unit. As of March 31, 2025 and December 31, 2024, there was no outstanding balance of the principal amount due under the Working Capital Loan.

Results of Operations

Our entire activity since inception up to March 31, 2025 related to our formation, the preparation for the initial public offering, and since the closing of the initial public offering, the search for a prospective initial business combination. We will not be generating any operating revenues until the closing and completion of our initial business combination, at the earliest. We will generate non-operating income in the form of interest income from the amount held in the Trust Account.

For the three months ended March 31, 2025, we had a net income of $452,085, which consisted of dividend income earned on cash and investment held in trust account of $740,347, offset by formation and operating costs of $288,262.

For the three months ended March 31, 2024, we had a net income of $43,875, which consisted of dividend income earned on cash and investment held in trust account of $346,257, offset by formation and operating costs of $302,382.

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

Underwriting Agreement

The underwriters are to receive a cash underwriting discount of 2.5% of the gross proceeds of the initial public offering, or $1,725,000, upon the closing of the initial business combination. On February 23, 2024 we issued 103,500 ordinary shares of $0.0001 par value each to Brookline Capital Markets, a division of Arcadia Securities, at the closing of our initial public offering as part of representative compensation, which has been received by Brookline.

Administrative Services Agreement

On February 20, 2024, we entered into an agreement with our sponsor, pursuant to which we agreed to pay our sponsor a total of $10,000 per month for secretarial and administrative support services provided to us through the earlier of consummation of the initial business combination and our liquidation. As of March 31, 2025 and December 31, 2024, the unpaid services fees of $130,000 and $100,000, respectively included in due to related party on the balance sheet. For the three months ended March 31, 2025 and 2024, the Company incurred $30,000 and $10,000 in fees for these services, respectively.

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

Off-Balance Sheet Arrangements

As of March 31, 2025, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this Report, our disclosure controls and procedures were not effective as of March 31, 2025, because of the identification of the material weaknesses in our internal control over financial reporting relating to (1) inadequate segregation of duties within account processes due to limited personnel, and (2) insufficient written policies and procedure for accounting, IT, financial reporting and record keeping. In light of these material weaknesses, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. GAAP. Accordingly, management believes that the financial statements included in this Report present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Except as set forth below, as of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our annual report on Form 10-K filed with the SEC on March 27, 2025. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

The completion of the Business Combination is subject to the satisfaction or waiver of a number of conditions as set forth in the Business Combination Agreement, including, among others, (i) receipt of the required approval by our shareholders; (ii) receipt of the required approval by the shareholders of Maius; (iii) effectiveness of the registration statement (which is to be prepared in connection with the Business Combination and to call a special meeting of our shareholders requiring us to prepare and file with the SEC) declared by the SEC; (iv) the approval for Pubco’s initial listing application with Nasdaq; and (v) the absence of any law or governmental order or legal injunction making illegal the consummation of the Business Combination.

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

As of March 31, 2025, we had US$1 of cash held outside the Trust Account. If we are required to seek additional capital, we may need to borrow funds from the Sponsor, directors, officers, their affiliates or other third parties to operate or may be forced to liquidate. We believe that the funds available to us outside of the Trust Account, together with funds available from loans from Sponsor, its affiliates or members of our management team will be sufficient to allow us to operate for at least the period ending on August 23, 2026 if we extend the Combination Period which may be accomplished only if the Sponsor deposits additional funds into the Trust Account. However, we cannot assure you that its estimate is accurate, and the Sponsor, directors, officers and their affiliates are under no obligation to advance funds to us in such circumstances.

Our management concluded that there is substantial doubt about its ability to continue as a “going concern.”

As of March 31, 2025, we had US$53,622,021 of cash and investments held in the Trust Account to be used for a business combination or to repurchase or redeem our ordinary shares in connection therewith. If we are unable to raise additional funds to alleviate liquidity needs and complete a business combination by August 23, 2026 if we extend the Combination Period which may be accomplished only if the Sponsor deposits additional funds into the Trust Account, we will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about our ability to continue as a going concern.

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

There has been no material change in the planned use of proceeds from our initial public offering and the private placement as described in our final prospectus dated February 20, 2024.

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

Date: May 15, 2025	DT Cloud Acquisition Corporation

	By:	/s/ Shaoke Li
	Name:	Shaoke Li
	Title:	Chief Executive Officer and Director (Principal Executive Officer)

	By:	/s/ Guojian Chen
	Name:	Guojian Chen
	Title:	Chief Financial Officer and Director (Principal Financial and Accounting Officer)

