Form 10-K/A
period 2024-12-31
DT Cloud Acquisition Corp
filed 2025-06-16
CIK 1944212

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No.1)

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

Documents Incorporated by Reference: None.

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (the “Form 10-K/A”) amends our annual report on 10-K for the fiscal year ended December 31, 2024 (the “Annual Report”), which was originally filed with the U.S. Securities and Exchange Commission on March 27, 2025. The purpose of this Form 10-K/A is to amend certain information under “Item 10 Directors, Executive Officers and Corporate Governance” and “Item 15. Exhibits, Financial Statement Schedules.”

This Form 10-K/A does not reflect events occurring after the filing of the Annual Report and does not modify or update the disclosure therein in any way except as described above. No other changes have been made to the Annual Report. The filing of this Form 10-K/A should not be understood to mean that any statements contained in the Annual Report, as amended by this Form 10-K/A, are true or complete as of any date subsequent to the original filing date of the Annual Report. Accordingly, this Form 10-K/A should be read in conjunction with the Annual Report.

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

The PRC government’s policies on business operations involving PRC companies and overseas issuance of PRC companies and foreign investment in PRC companies are constantly evolving and updating. This could result in a material change in a PRC company’s business operations post-business combination and/or the value of its securities. Additionally, governmental and regulatory interference could significantly limit or completely hinder a target company’s ability to offer or continue to offer securities to investors post-business combination and cause the value of such securities to significantly decline or be worthless.

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

Item 9C. Disclosures Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

As of the date of this Amendment No.1 to the Annual Report, our directors and officers are as follows:

Name	Age	Position
Guojian Chen	33	Chief Executive Officer, Chief Financial Officer and Director
Michael David Osowski	54	Independent Director
Olivia Wenxi He	46	Independent Director
Thomas Trent Stout	47	Independent Director

Below is a summary of the business experience of each our executive officers and directors:

Guojian Chen. Mr. Chen is our Chief Executive Officer, Chief Financial Officer and Director. Since March 2021, Mr. Chen has been the chief financial officer and director of Alpha Star Acquisition Corporation (Nasdaq: ALSA), a blank check company. Since May 2020, Mr. Chen has been the secretary of the board of directors of Board of Beijing ChinaReel Art Exchange Inc., a leading copyright operator focusing on high-quality video content. From February 2021 to December 2022, Mr. Chen was an independent director of Venus Acquisition Corporation (Nasdaq: Vena), previously a blank check company, now known as MicroAlgo Inc. (Nasdaq: MLGO). From May 2019 to May 2020, Mr. Chen served as a director of Beijing Zhongqixinhe Enterprise Management Consulting Co., Ltd., a financial advisory firm with focuses on financial, real estate and TMT industry. From July 2018 to May 2019, Mr. Chen served as an analyst of Zhongrong Huitong Investment Fund Management (Zhuhai) Co., Ltd, an investment fund. Mr. Chen received his Bachelor of Management degree from Renmin University of China in 2015, and Master of Finance from the University of Chinese Academy of Sciences in June 2018. We believe that Mr. Chen is qualified to serve on our board of directors based on his solid experience in the business and finance industry.

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

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this annual report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

June 16, 2025	DT Cloud Acquisition Corporation

	By:	/s/ Guojian Chen
	Name:	Guojian Chen
	Title:	Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this annual report on Form 10-K/A has been signed below by the following persons on behalf of the registrant and in the capacities on June 16, 2025.

Name	Position

/s/ Guojian Chen	Chief Executive Officer, Chief Financial Officer and Director
Guojian Chen	(Principal Executive Officer and Principal Financial and Accounting Officer)

/s/ Michael David Osowski	Independent Director
Michael David Osowski

/s/ Olivia Wenxi He	Independent Director
Olivia Wenxi He

/s/ Thomas Trent Stout	Independent Director
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

