Form 10-Q
period 2025-06-30
DT Cloud Acquisition Corp
filed 2025-08-08
CIK 1944212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 8, 2025, there were 2,895,415 ordinary shares, par value $0.0001 per share, issued and outstanding.

DT Cloud Acquisition Corporation

2

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DT CLOUD ACQUISITION CORPORATION

DT CLOUD ACQUISITION CORPORATION

UNAUDITED BALANCE SHEETS

	As of June 30,2025	As of December 31,2024

ASSETS
Current Assets:
Cash	$-	$152,021
Prepaid expenses	45,242	16,830

Total Current Assets	45,242	168,851

Cash and Investments held in trust account	9,058,036	72,345,071

TOTAL ASSETS	$9,103,278	$72,513,922

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accrued liabilities	$76,584	$168,060
Due to related party	368,127	129,759
Promissory note	545,975	-
Other payable	300,000	-

Total Current Liabilities	1,290,686	297,819

Deferred Underwriting Compensation	1,725,000	1,725,000

TOTAL LIABILITIES	3,015,686	2,022,819

Commitments and contingencies
Ordinary shares subject to possible redemption, 832,415 and 6,900,000 shares issued and outstanding at redemption value of $10.88 and $10.48 as of June 30, 2025 and December 31, 2024, respectively	9,058,036	72,345,071

Shareholders’ Deficit:
Ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 2,063,000 and 2,063,000 shares issued and outstanding (excluding 832,415 and 6,900,000 shares, subject to possible redemption as of June 30, 2025 and December 31, 2024, respectively)	206	206
Accumulated Deficit	(2,970,650)	(1,854,174)

Total Shareholders’ Deficit	(2,970,444)	(1,853,968)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$9,103,278	$72,513,922

See accompanying notes to unaudited financial statements.

DT CLOUD ACQUISITION CORPORATION

UNAUDITED STATEMENTS OF OPERATIONS

	For the three months ended June 30, 2025	For the three months ended June 30, 2024	For the six months ended June 30, 2025	For the six months ended June 30, 2024

Formation and operating costs	$(269,124)	$(78,470)	$(557,386)	$(380,852)

Other income:
Dividend income earned on cash and investment held in Trust Account	503,781	907,328	1,244,127	1,253,578
Interest income	-	8	1	15

Total other income	503,781	907,336	1,244,128	1,253,593

NET INCOME	$234,657	$828,866	$686,742	$872,741

Basic and diluted weighted average shares outstanding, ordinary shares subject to possible redemption	4,581,773	6,900,000	5,662,225	4,852,747
Basic and diluted net income per ordinary shares subject to possible redemption	$0.04	$0.09	$0.09	0.13

Basic and diluted weighted average shares outstanding, ordinary shares not subject to possible redemption	2,063,000	2,063,000	2,063,000	1,962,714
Basic and diluted net income per share, ordinary shares not subject to possible redemption	$0.04	$0.09	$0.09	$0.13

See accompanying notes to unaudited financial statements.

DT CLOUD ACQUISITION CORPORATION

UNAUDITED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	For the six months ended June 30, 2025
	Ordinary shares		Additional		Total
	No. of shares	Amount	paid-in capital	Accumulated deficit	shareholders’ deficit

Balance as of December 31, 2024	2,063,000	$206	$-	$(1,854,174)	$(1,853,968)

Extension funds attributable to common stock subject to redemption	-	-	-	(357,949)	(357,949)
Remeasurement of ordinary shares subject to possible redemption	-	-	-	(740,346)	(740,346)
Net income	-	-	-	452,085	452,085

Balance as of March 31, 2025	2,063,000	206	-	(2,500,384)	(2,500,178)

Extension funds attributable to common stock subject to redemption	-	-	-	(201,142)	(201,142)
Remeasurement of ordinary shares subject to possible redemption	-	-	-	(503,781)	(503,781)
Net income	-	-	-	234,657	234,657

Balance as of June 30, 2025	2,063,000	$206	$-	$(2,970,650)	$(2,970,444)

	For the six months ended June 30, 2024
	Ordinary shares		Additional		Total
	No. of shares	Amount	paid-in capital	Accumulated deficit	shareholders’ deficit

Balance as of December 31, 2023	1,725,000	$173	$24,827	$(168,597)	$(143,597)

Sale of units in initial public offering, net of offering costs	6,900,000	690	66,023,204	-	66,023,894
Sale of units to the founder in private placement	234,500	23	2,344,977	-	2,345,000
Issuance of representative shares	103,500	10	(10)	-	-
Initial classification of ordinary shares subject to possible redemption	(6,900,000)	(690)	(68,013,596)	-	(68,014,286)
Allocation of offering costs to ordinary shares subject to possible redemption	-	-	2,933,590	-	2,933,590
Accretion of carrying value to redemption value	-	-	(3,312,992)	(951,312)	(4,264,304)
Subsequent remeasurement of ordinary shares subject to possible redemption	-	-	-	(346,250)	(346,250)
Net income	-	-	-	43,875	43,875

Balance as of March 31, 2024	2,063,000	206	-	(1,422,284)	(1,422,078)

Subsequent remeasurement of ordinary shares subject to redemption	-	-	-	(907,328)	(907,328)
Net income	-	-	-	828,866	828,866

Balance as of June 30, 2024	2,063,000	$206	$-	$(1,500,746)	$(1,500,540)

See accompanying notes to unaudited financial statements.

DT CLOUD ACQUISITION CORPORATION

UNAUDITED STATEMENTS OF CASH FLOWS

	For the six months ended June 30, 2025	For the six months ended June 30, 2024
Cash flows from operating activities:
Net income	$686,742	$872,741
Adjustments to reconcile net income to net cash used in operating activities:
Dividend income earned on cash and investment held in trust account	(1,244,127)	(1,253,578)
Change in operating assets and liabilities:
Prepaid expenses	(28,412)	(44,612)
Due to related party	78,880	(177,614)
Accrued liabilities	(91,476)	78,753

Net cash used in operating activities	(598,393)	(524,310)

Cash flows from investing activities:
Proceeds deposited in Trust Account	-	(69,345,000)
Extension payments deposited in Trust Account	(559,091)	-
Cash withdrawn from Trust Account in connection to redemption	65,090,253	-

Net cash provided by (used in) investing activities	64,531,162	(69,345,000)

Cash flows from financing activities:
Redemption of ordinary shares	(65,090,253)	-
Repayment from (advances to) related parties	159,488	(490,000)
Proceeds from other payable	300,000	-
Proceeds from promissory notes	545,975	-
Proceeds from public offering, net of offering costs	-	67,833,894
Proceeds from private placement	-	2,345,000

Net cash provided by (used in) financing activities	(64,084,790)	69,688,894

NET CHANGE IN CASH	(152,021)	(180,416)

CASH, BEGINNING OF YEAR	152,021	494,818

CASH, END OF YEAR	$-	$314,402

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of representative shares	$-	$10
Initial classification of ordinary shares subject to possible redemption	$-	$68,014,286
Allocation of offering costs to ordinary shares subject to possible redemption	$-	$2,933,590
Accretion of carrying value to redemption value	$-	$4,264,304
Extension funds attributable to common stock subject to redemption	$559,091	$-
Remeasurement of ordinary shares subject to possible redemption	$1,244,127	$1,253,578
Accrued underwriting compensation	$-	$1,725,000

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

As of June 30, 2025, the Company has not commenced any operations. All activities through June 30, 2025 relate to the Company’s formation and the initial public offering (the “Initial Public Offering” or “IPO”). Since the Initial Public Offering, the Company’s activity has been limited to the evaluation of business combination candidates. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income and dividend income on cash and investments held in the trust account. The Company has selected December 31 as its fiscal year end.

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

The shareholders will be entitled to redeem their public shares for a pro rata portion of the amount then in the Trust Account (initially $10.05 per public share, subject to increase of up to an additional $0.03 per public share per month in the event that the Sponsor elects to extend the period of time to consummate a Business Combination (see below), plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to shareholders who redeem their public shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter (as discussed in Note 9). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s rights. The ordinary shares will be recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with ASC Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”).

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

DT CLOUD ACQUISITION CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

On January 20, 2025, the Company entered into certain Subscription Agreement (the “Subscription Agreement”) with Maius, Pubco and certain investor (the “Investor”), pursuant to which, among other things, the Investor agreed to subscribe for and purchase, and Pubco agreed to issue and sell to the Investor, 30,000 ordinary shares of Pubco, par value $0.0001 per share, at a purchase price equal to $10.00 per share in a private placement (the “Private Placement”) in connection with a financing effort related to the transactions contemplated by the Business Combination Agreement. The purchase price was paid into Escrow in accordance with the Business Combination Agreement. The closing of the Private Placement is conditioned upon, among other things, the completed or concurrent consummation of the Transactions set forth in the Business Combination Agreement. In the event, the Business Combination Agreement is terminated, the purchase price share be returned to the investor. During the six months ended June 30, 2025, a total of $300,000 in expenses and extension loan was paid from Escrow on behalf of the Company and is presented as other payable in the unaudited balance sheet.

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

On April 23, 2025, the Company held an extraordinary general meeting of shareholders (the “Extraordinary General Meeting”) and obtain approval by special resolution, the Company’s amended and restated memorandum and articles of association (the “Amended and Restated Memorandum and Articles of Association”) to extend the maximum period the Company may extend the period of time to consummate a Business Combination, on a month-to-month basis and subject to the sponsor depositing additional funds for each one-month extension into the trust account, from up to fifteen times (i.e., until May 23, 2026) to up to eighteen times (i.e., until August 23, 2026), by amending the Amended and Restated Memorandum and Articles of Association (the “ Extension Amendment Proposal”)

On April 23, 2025, the Trust Amendment Proposal was approved to amend by ordinary resolution, the Investment Management Trust Agreement, dated February 20, 2024, by and between the Company and Continental Stock Transfer & Trust Company, as trustee, to reflect the Extension Amendment Proposal.

On April 23, 2025, in connection with the vote to approve the Extension Amendment Proposal and the Trust Amendment Proposal, holders of 326,904 ordinary shares of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.68 per share, for an aggregate redemption amount of approximately $3,492,160.

DT CLOUD ACQUISITION CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

On May 23, 2025, the Company held an extraordinary general meeting of shareholders (the “Extraordinary General Meeting”) to approve the Extension Fee Reduction Proposal to $60,000 for all outstanding Public Shares (the “Amended Monthly Extension Fee”). The Amended Monthly Extension Fee became operative for the Monthly Extension Fee beginning on May 23, 2025, and the 23rd of each succeeding month until the earlier of the closing of an initial business combination or August 23, 2026.

On May 23, 2025, the Company amend the amended and restated memorandum and articles of association (the “Amended and Restated Memorandum and Articles of Association”) to reflect the Extension Fee Reduction Proposal, by amending the Amended and Restated Memorandum and Articles of Association to delete the existing Article 37.8 thereof and replacing it with the new Article 37.8 in the form set forth in Annex B of the proxy statement.

On May 23, 2025, in connection with the vote to approve the Extension Amendment Proposal and the Trust Amendment Proposal, holders of 3,872,314 ordinary shares of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.79 per share, for an aggregate redemption amount of approximately $41,776,748.

On June 23, 2025, the Company deposited $141,142 and $60,000 into the Trust Account in order to extend the amount of available time to complete a business combination until June 23, 2025.

On July 30, 2025, the Company deposited $60,000 into the Trust Account in order to extend the amount of available time to complete a business combination until July 23, 2025.

From February 2025 to July 2025, the Company using the funds held outside the Trust Account, the Company made five times deposit for an aggregate of $619,091, to the Trust Account and extended the Combination Period from February 24, 2025 to July 23, 2025. The Company has the right to extend the Combinations Period for an additional month, from July 24, 2025 to August 23, 2025. As of the date that these unaudited financial statements were issued, the Company has not deposited such extension fees to the Trust Account.

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

Going Concern Consideration

The Company expects to incur significant costs in pursuit of its financing and acquisition plans. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unsuccessful in consummating an Initial Business Combination within the prescribed period of time (subject to the Amended Extension Payment is made as required for each monthly extension), the requirement that the Company cease all operations, redeem the Public Shares and thereafter liquidate and dissolve raises substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. As of the date that these unaudited financial statements were issued, the Company has not deposited the July 2025 required extension fee into the Trust Account. The unaudited financial statements do not include any adjustments that might result from the outcome of this uncertainty. The accompanying unaudited financial statement has been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern. The Company intends to continue to seek to complete a Business Combination before the mandatory liquidation date. However, there can be no assurance that we will be able to consummate any business combination within the prescribed period of time.

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

DT CLOUD ACQUISITION CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

● Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2025 and December 31, 2024, the cash balance was $0 and $152,021, respectively. The Company did not have any cash equivalents as of June 30, 2025 and December 31, 2024.

● Cash and Investment held in trust account

As of June 30, 2025 and December 31, 2024, substantially all of the assets held in the Trust Account were held in money market funds investing in U.S. Treasuries. Investments in money market funds are presented on the unaudited balance sheets at fair value at the end of each reporting period. Earnings on investments held in the Trust Account are included in dividend income earned on investments held in the Trust Account in the accompanying unaudited statement of operations. The estimated fair values of investments held in Trust Account are determined using available market information. As of June 30, 2025 and December 31, 2024, the estimated fair values of investments held in Trust Account was $9,058,036 and $72,345,071, respectively.

● Ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Ordinary share subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of June 30, 2025 and December 31, 2024, 832,415 and 6,900,000 ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s unaudited balance sheets, respectively.

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

DT CLOUD ACQUISITION CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their unaudited financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the unaudited financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2025 and December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The net income per share presented in the statements of operations is based on the following:

	For the six months ended June 30, 2025	For the six months ended June 30, 2024
Net income	$686,742	$872,741

	For the three months ended June 30, 2025	For the three months ended June 30, 2024
Net income	$234,657	$828,866

DT CLOUD ACQUISITION CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

	For the six months ended		For the six months ended
	June 30, 2025		June 30, 2024
	Redeemable Ordinary Share	Non-Redeemable Ordinary Share	Redeemable. Ordinary Share	Non-Redeemable Ordinary Share
Basic and diluted net income per ordinary share:
Numerators:
Allocation of net income	$503,349	$183,393	$621,409	$251,332
Denominators:
Weighted-average shares outstanding	5,662,225	2,063,000	4,852,747	1,962,714
Basic and diluted net income per ordinary share	$0.09	$0.09	$0.13	$0.13

	For the three months ended		For the three months ended
	June 30, 2025		June 30, 2024
	Redeemable Ordinary Share	Non-Redeemable Ordinary Share	Redeemable. Ordinary Share	Non-Redeemable Ordinary Share
Basic and diluted net income per ordinary share:
Numerators:
Allocation of net income	$161,803	$72,854	$638,087	$190,779
Denominators:
Weighted-average shares outstanding	4,581,773	2,063,000	6,900,000	2,063,000
Basic and diluted net income per ordinary share	$0.04	$0.04	$0.09	$0.09

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

NOTE 5 – RELATED PARTY TRANSACTIONS

Founder Shares

In July 2022, the Company issued an aggregate of 1,725,000 founder shares (“Founder Shares”) to the initial shareholders, so that the Sponsor collectively owned 20% of the Company’s issued and outstanding shares after the Initial Public Offering for an aggregate purchase price of $25,000 (see Note 7).

Due to Related Party

As of June 30, 2025 and December 31, 2024, the Company had a temporary advance and unpaid service fees of $368,127 and $129,759 from the Sponsor, respectively. The balance is unsecured, interest-free and has no fixed terms of repayment.

Administrative Services Arrangement

An affiliate of the Sponsor will agree that, commencing from the date that the Company’s securities are first listed on NASDAQ through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company certain general and administrative services, including office space, administrative and support services, as the Company may require from time to time. The Company has agreed to pay the affiliate of the Sponsor $10,000 per month for these services commencing on the closing date of this offering for 9 months (or up to 24 months if the Company extends the Combination Period). As of June 30, 2025 and December 31, 2024, the unpaid services fees of $160,000 and $100,000, respectively included in due to related party on the unaudited balance sheets. For the six months ended June 30, 2025 and 2024, the Company incurred $60,000 and $40,000 in fees for these services, respectively.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $300,000 of the notes may be converted upon consummation of our business combination into private units at a price of $10.00 per unit. As of June 30, 2025 and December 31, 2024, the Company has no principal amount due and owing under the Working Capital Loans.

DT CLOUD ACQUISITION CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 6 – PROMISSORY NOTE

On May 27, 2025, June 18, 2025, and June 25, 2025, the Company issued three unsecured promissory notes (the “Notes”) in an amount of $201,959, $251,327 and $92,689 to Maius, respectively. These Notes do not bear interest and mature upon the closing of a business combination by the Company. In the event that the Company does not complete an initial business combination by August 23, 2025 (as such deadline may be further extended), the Note shall be deemed to be terminated and no amounts will thereafter be due from the Company to the Sponsor under the Note.

As of June 30, 2025 and December 31, 2024, Maius advanced the Company an aggregate amount of $545,975 and $0, respectively.

NOTE 7 – SHAREHOLDERS’ DEFICIT

Ordinary shares

The Company is authorized to issue 500,000,000 ordinary shares at par value of $0.0001. Holders of the Company’s ordinary shares are entitled to one vote for each share.

As of June 30, 2025 and December 31, 2024, 2,063,000 and 2,063,000 Ordinary Shares were issued and outstanding excluding 832,415 and 6,900,000 shares subject to possible redemption, respectively, so that the initial shareholders will own 20% of the issued and outstanding shares after the Initial Public Offering (excluding the sale of the Private Units and assuming the initial shareholders do not purchase any Units in the Initial Public Offering). As a result of the underwriters’ full exercise of their over-allotment option on February 23, 2024, no Founder Shares are currently subject to forfeiture.

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

NOTE 8 – FAIR VALUE MEASUREMENTS

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024, respectively and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	June 30, 2025	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Cash and Investments held in trust account	$9,058,036	$9,058,036	$-	$-

	December 31, 2024	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Cash and Investments held in trust account	$72,345,071	$72,345,071	$-	$-

NOTE 9 – COMMITMENTS AND CONTINGENCIES

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

NOTE 10 – SEGMENT INFORMATION

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

NOTE 11 – SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited financial statements were issued. Other than as described in these unaudited financial statements, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited financial statements.

As of the date that these unaudited financial statements were issued, the Company has not deposited the July 2025 required extension fee to the Trust Account.

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

As we have entered into a definitive business combination agreement on October 22, 2024 (the “Business Combination Agreement”), which is within nine months after the closing of our initial public offering, we have been entitled to an automatic three-month extension to the original nine months from the closing of our initial public offering to consummate our initial business combination. We now have 30 months from the closing of our initial public offering to consummate our initial business combination if we extend the period of time to consummate a business combination, which may be accomplished only if our insiders or their affiliates or designees deposit additional funds into the Trust Account. We will use our reasonable best efforts to cause the our board of directors to extend the date by which we must consummate a business combination to August 23, 2026 (such period by which we must consummate a business combination, as amended, and as may be extended in accordance with the provisions of the Business Combination Agreement, the “Combination Period”), provided that our insiders or their affiliates or designees deposit additional funds into the Trust Account. From February 2025 to July 2025, the Company using the funds held outside the Trust Account, the Company made five times deposit for an aggregate of $619,091, to the Trust Account and extended the Combination Period from February 24, 2025 to July 23, 2025. The Company has the right to extend the Combinations Period for an additional month, from July 24, 2025 to August 23, 2025. Up to the date the financial statements were issued, the Company has not deposited the required extension contributions of $60,000 into the Trust Account, to extend the Termination Date to August 23, 2025.

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

For the six months ended June 30, 2025, cash used in operating activities was $598,393, primarily due to net income of $686,742, as adjusted by change in operating assets and liabilities that positively affected our cash flows, including increase in due to related party of $78,880, partially offset by dividend income earned on cash and investment held in trust account of $1,244,127 , changes in operating assets and liabilities that negatively affected our cash flow, including prepaid expenses of $28,412 and accrued liabilities of $91,476.

As of June 30, 2025, we had cash at bank of $0.

On August 5, 2022, we issued an unsecured promissory note to the sponsor, pursuant to which we may borrow up to an aggregate principal amount of $300,000 (the “Promissory Note”). The Promissory Note is non-interest-bearing and payable on the consummation of the initial business combination or converted upon consummation of the business combination into additional private units at a price of $10.00 per unit. As of June 30, 2025 and December 31, 2024, there was no outstanding balance of the principal amount due under the promissory note.

On May 27, 2025, June 18, 2025, and June 25, 2025, we issued three unsecured promissory notes (the “Notes”) in an amount of $201,959, $251,327 and $92,689 to Maius, respectively. These Notes do not bear interest and mature upon the closing of a business combination by the Company. In the event that the Company does not complete an initial business combination by August 23, 2025 (as such deadline may be further extended), the Note shall be deemed to be terminated and no amounts will thereafter be due from the Company to the Sponsor under the Note. As of June 30, 2025 and December 31, 2024, the Sponsor advanced the Company an aggregate amount of $545,975 and $0, respectively.

As of June 30, 2025 and December 31, 2024, we had a temporary advance and unpaid service fees of $368,127 and $129,759 from the sponsor, respectively. The balance is unsecured, interest-free and has no fixed terms of repayment.

In order to fund working capital deficiencies or finance transaction costs in connection with an initial business combination, our sponsor, officers, directors, or their affiliates may, but are not obligated to, loan us funds as may be required (“Working Capital Loan”). If we complete our initial business combination, we will repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts, but no proceeds from our trust account would be used for such repayment. Up to $300,000 of such loans may be convertible upon consummation of our business combination into private units at a price of $10.00 per unit. As of June 30, 2025 and December 31, 2024, there was no outstanding balance of the principal amount due under the Working Capital Loan.

Results of Operations

Our entire activity since inception up to June 30, 2025 related to our formation, the preparation for the initial public offering, and since the closing of the initial public offering, the search for a prospective initial business combination. We will not be generating any operating revenues until the closing and completion of our initial business combination, at the earliest. We will generate non-operating income in the form of interest income from the amount held in the Trust Account.

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

Administrative Services Agreement

On February 20, 2024, we entered into an agreement with our sponsor, pursuant to which we agreed to pay our sponsor a total of $10,000 per month for secretarial and administrative support services provided to us through the earlier of consummation of the initial business combination and our liquidation. As of June 30, 2025 and December 31, 2024, the unpaid services fees of $160,000 and $100,000, respectively included in due to related party on the balance sheet.

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

Off-Balance Sheet Arrangements

As of June 30, 2025, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this Report, our disclosure controls and procedures were not effective as of June 30, 2025, because of the identification of the material weaknesses in our internal control over financial reporting relating to (1) inadequate segregation of duties within account processes due to limited personnel, and (2) insufficient written policies and procedure for accounting, IT, financial reporting and record keeping. In light of these material weaknesses, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. GAAP. Accordingly, management believes that the financial statements included in this Report present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Except as set forth below, as of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our annual report on Form 10-K filed with the SEC on March 27, 2025, as amended on June 16, 2025. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

These interests include, among other things:

●	The fact that immediately following the consummation of the Business Combination, the initial shareholders are expected to hold an aggregate of 1,993,000 Pubco ordinary shares on an as-converted basis, consisting of (i) 1,725,000 Pubco ordinary shares to be converted from our ordinary shares held by the initial shareholders, (ii) 234,500 Pubco ordinary shares to be converted from our ordinary shares underlying the private units held by the initial shareholders; and (iii) 33,500 Pubco ordinary shares to be converted from our ordinary shares underlying the private rights held by the initial shareholders, which in the aggregate, would represent approximately 6.8% ownership interest in the Pubco following the consummation of the Business Combination under the no redemption scenario, on an as-converted basis.

●	The fact that the Sponsor acquired 234,500 units at a price of $10.00 per private unit through private placement simultaneously with the closing of our initial public offering on February 23, 2024.

●	The fact that the initial shareholders paid an aggregate purchase price of $25,000, or approximately $0.01 per share, for 1,725,000 insider shares prior to our initial public offering, which shall be surrendered to us to exchange for a share certificate representing the same number of Pubco ordinary shares at the SPAC Merger Effective Time pursuant to the Business Combination Agreement. All of the insider shares are subject to certain transfer restrictions and could have a significantly higher value at the time of the Business Combination, which, if unrestricted and freely tradable, would be valued at approximately $18.7 million, based on the most recent closing price of our ordinary shares of $10.85 per share on July 31, 2025.

●	The fact that if the Business Combination or another business combination is not consummated by August 23, 2026 (if we extend the Combination Period which may be accomplished only if the Sponsor deposits additional funds into the Trust Account), we will cease all operations except for the purpose of winding up, redeeming 100% of our outstanding public shares for cash and, subject to the approval of its remaining shareholders and our board, liquidating and dissolving. In such event, the private units held by our initial shareholders would expire worthless. If the Business Combination is consummated, each of our outstanding ordinary share will be converted into one Pubco ordinary share. Given (i) the differential in the purchase price that the Sponsor paid for the insider shares, as compared to the price of the our ordinary shares, (ii) the differential in the purchase price that the Sponsor paid for the our private placement units as compared to the price of the public units, and (iii) the substantial number of Pubco ordinary shares that the Sponsor will receive upon conversion of the initial shares and/or our private placement units, the Sponsor may earn a positive return on their investment, even if public shareholders have a negative return on their investment.

●	The fact that the Sponsor has agreed that if we liquidate the Trust Account prior to the consummation of a business combination, it will be liable to pay debts and obligations to target businesses or vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us in excess of the net proceeds of our initial public offering not held in the Trust Account, but only to the extent necessary to ensure that such debts or obligations do not reduce the amounts in the trust account and only if such parties have not executed a waiver agreement.

●	The fact that our Sponsor, officers, directors, or their affiliates may, but are not obligated to, loan us funds as may be required (“Working Capital Loan”) to fund working capital deficiencies or finance transaction costs in connection with an initial business combination. Up to $300,000 of such Working Capital Loan may be convertible upon consummation of our business combination into private units at a price of $10.00 per unit.

●	The fact that the Business Combination Agreement provides for the continued indemnification of our current directors and officers and the continuation of directors and officers liability insurance covering our current directors and officers.

●	The fact that Maius, the Sponsor and Pubco will enter into an amendment to the Registration Rights Agreement of our company on or prior to the Closing which provides for registration rights following consummation of the Business Combination.

●	The fact that pursuant to the Business Combination Agreement, the Sponsor shall promptly provide non-interest bearing loans to us (the “Extension Loans”) for the sole purpose of extending the deadline for the consummation of our initial business combination, which shall immediately be repaid by us to the Sponsor and/or Maius (as the case may be) upon the earlier of the Closing or the expiry of the deadline for the consummation of our initial business combination.

●	The fact that in addition to these interests of the Sponsor and our officers, directors and advisors, to the fullest extent permitted by applicable laws and our memorandum and articles of association, waive certain applications of the doctrine of corporate opportunity in some circumstances where the application of any such doctrine would conflict with any fiduciary duties or contractual obligations they may have, and we will renounce any expectancy that any of our directors or officers will offer any such corporate opportunity of which he or she may become aware to us. We do not believe that the pre-existing fiduciary duties or contractual obligations of its officers and directors materially impacted its search for an acquisition target. Further, we do not believe that the waiver of the application of the corporate opportunity doctrine had any impact on its search for a potential business combination target.

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

As of June 30, 2025, we had US$0 of cash held outside the Trust Account. If we are required to seek additional capital, we may need to borrow funds from the Sponsor, directors, officers, their affiliates or other third parties to operate or may be forced to liquidate. We believe that the funds available to us outside of the Trust Account, together with funds available from loans from Sponsor, its affiliates or members of our management team will be sufficient to allow us to operate for at least the period ending on August 23, 2026 if we extend the Combination Period which may be accomplished only if the Sponsor deposits additional funds into the Trust Account. However, we cannot assure you that its estimate is accurate, and the Sponsor, directors, officers and their affiliates are under no obligation to advance funds to us in such circumstances.

Our management concluded that there is substantial doubt about its ability to continue as a “going concern.”

As of June 30, 2025, we had US$9,058,036 of cash and investments held in the Trust Account to be used for a business combination or to repurchase or redeem our ordinary shares in connection therewith. If we are unable to raise additional funds to alleviate liquidity needs and complete a business combination by August 23, 2026 if we extend the Combination Period which may be accomplished only if the Sponsor deposits additional funds into the Trust Account, we will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about our ability to continue as a going concern.

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

Date: August 8, 2025	DT Cloud Acquisition Corporation

	By:	/s/ Guojian Chen
	Name:	Guojian Chen
	Title:	Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer and Principal Financial and Accounting Officer)

