Form 10-Q
period 2025-09-30
DT Cloud Acquisition Corp
filed 2025-11-26
CIK 1944212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of October 30, 2025, there were 2,206,382 ordinary shares, par value $0.0001 per share, issued and outstanding.

DT Cloud Acquisition Corporation

2

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DT CLOUD ACQUISITION CORPORATION

DT CLOUD ACQUISITION CORPORATION

UNAUDITED BALANCE SHEETS

	As of September 30, 2025	As of December 31, 2024

ASSETS
Current Assets:
Cash	$-	$152,021
Prepaid expenses	22,871	16,830

Total Current Assets	22,871	168,851

Cash and Investments held in trust account	1,598,106	72,345,071

TOTAL ASSETS	$1,620,977	$72,513,922

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accrued liabilities	$141,681	$168,060
Due to related party	399,798	129,759
Promissory note	715,325	-
Other payable	300,000	-

Total Current Liabilities	1,556,804	297,819

Deferred Underwriting Compensation	1,725,000	1,725,000

TOTAL LIABILITIES	3,281,804	2,022,819

Commitments and contingencies
Ordinary shares subject to possible redemption, 143,382 and 6,900,000 shares issued and outstanding at redemption value of $11.15 and $10.48 as of September 30, 2025 and December 31, 2024, respectively	1,598,106	72,345,071

Shareholders’ Deficit:
Ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 2,063,000 and 2,063,000 shares issued and outstanding (excluding 143,382 and 6,900,000 shares, subject to possible redemption as of September 30, 2025 and December 31, 2024, respectively)	206	206
Accumulated Deficit	(3,259,139)	(1,854,174)

Total Shareholders’ Deficit	(3,258,933)	(1,853,968)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$1,620,977	$72,513,922

See accompanying notes to unaudited financial statements.

DT CLOUD ACQUISITION CORPORATION

UNAUDITED STATEMENTS OF OPERATIONS

	For the three months ended September 30,	For the three months ended September 30,	For the nine months ended September 30,	For the nine months ended September 30,
	2025	2024	2025	2024

Formation and operating costs	$(168,489)	$(157,610)	$(725,875)	$(538,462)
Non-redemption agreement expense	(163,022)	-	(163,022)	-
Loss from operations	(331,511)	(157,610)	(888,897)	(538,462)

Other income:
Dividend income earned on cash and investment held in Trust Account	89,364	917,865	1,333,491	2,171,443
Interest income	-	7	1	22

Total other income	89,364	917,872	1,333,492	2,171,465

NET (LOSS) INCOME	$(242,147)	$760,262	$444,595	$1,633,003

Basic and diluted weighted average shares outstanding, ordinary shares subject to possible redemption	779,989	6,900,000	4,016,929	5,540,146
Basic and diluted net (loss) income per ordinary shares subject to possible redemption	$(0.09)	$0.08	$0.07	0.22

Basic and diluted weighted average shares outstanding, ordinary shares not subject to possible redemption	2,063,000	2,063,000	2,063,000	1,996,387
Basic and diluted net (loss) income per share, ordinary shares not subject to possible redemption	$(0.09)	$0.08	$0.07	$0.22

See accompanying notes to unaudited financial statements.

DT CLOUD ACQUISITION CORPORATION

UNAUDITED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	For the nine months ended September 30, 2025
	Ordinary shares				Total
	No. of shares	Amount	Additional paid-in capital	Accumulated deficit	shareholders’ deficit

Balance as of December 31, 2024	2,063,000	$206	$-	$(1,854,174)	$(1,853,968)

Extension funds attributable to ordinary shares subject to redemption	-	-	-	(357,949)	(357,949)
Remeasurement of ordinary shares subject to possible redemption	-	-	-	(740,346)	(740,346)
Net income	-	-	-	452,085	452,085

Balance as of March 31, 2025	2,063,000	206	-	(2,500,384)	(2,500,178)

Extension funds attributable to ordinary shares subject to redemption	-	-	-	(201,142)	(201,142)
Remeasurement of ordinary shares subject to possible redemption	-	-	-	(503,781)	(503,781)
Net income	-	-	-	234,657	234,657

Balance as of June 30, 2025	2,063,000	206	-	(2,970,650)	(2,970,444)

Extension funds attributable to ordinary shares subject to redemption	-	-	-	(120,000)	(120,000)
Remeasurement of ordinary shares subject to possible redemption	-	-	-	(89,364)	(89,364)
Contribution - non-redemption agreement				163,022	163,022
Net loss	-	-	-	(242,147)	(242,147)

Balance as of September 30, 2025	2,063,000	$206	$-	$(3,259,139)	$(3,258,933)

	For the nine months ended September 30, 2024
	Ordinary shares				Total
	No. of shares	Amount	Additional paid-in capital	Accumulated deficit	shareholders’ deficit

Balance as of December 31, 2023	1,725,000	$173	$24,827	$(168,597)	$(143,597)

Sale of units in initial public offering, net of offering costs	6,900,000	690	66,023,204	-	66,023,894
Sale of units to the founder in private placement	234,500	23	2,344,977	-	2,345,000
Issuance of representative shares	103,500	10	(10)	-	-
Initial classification of ordinary shares subject to possible redemption	(6,900,000)	(690)	(68,013,596)	-	(68,014,286)
Allocation of offering costs to ordinary shares subject to possible redemption	-	-	2,933,590	-	2,933,590
Accretion of carrying value to redemption value	-	-	(3,312,992)	(951,312)	(4,264,304)
Subsequent remeasurement of ordinary shares subject to possible redemption	-	-	-	(346,250)	(346,250)
Net income	-	-	-	43,875	43,875

Balance as of March 31, 2024	2,063,000	206	-	(1,422,284)	(1,422,078)

Subsequent remeasurement of ordinary shares subject to redemption	-	-	-	(907,328)	(907,328)
Net income	-	-	-	828,866	828,866

Balance as of June 30, 2024	2,063,000	$206	$-	$(1,500,746)	$(1,500,540)

Subsequent remeasurement of ordinary shares subject to redemption	-	-	-	(917,865)	(917,865)
Net income	-	-	-	760,262	760,262

Balance as of September 30, 2024	2,063,000	$206	$-	$(1,658,349)	$(1,658,143)

See accompanying notes to unaudited financial statements.

DT CLOUD ACQUISITION CORPORATION

UNAUDITED STATEMENTS OF CASH FLOWS

	For the nine months ended September 30, 2025	For the nine months ended September 30, 2024
Cash flows from operating activities:
Net income	$444,595	$1,633,003
Adjustments to reconcile net income to net cash used in operating activities:
Dividend income earned on cash and investment held in trust account	(1,333,491)	(2,171,443)
Non-redemption agreement expense	163,022	-
Change in operating assets and liabilities:
Prepaid expenses	(6,041)	(29,495)
Due to related party	110,551	(147,614)
Accrued liabilities	(26,379)	44,363

Net cash used in operating activities	(647,743)	(671,186)

Cash flows from investing activities:
Proceeds deposited in Trust Account	-	(69,345,000)
Extension payments deposited in Trust Account	(679,091)	-
Cash withdrawn from Trust Account in connection to redemption	72,759,547	-

Net cash provided by (used in) investing activities	72,080,456	(69,345,000)

Cash flows from financing activities:
Redemption of ordinary shares	(72,759,547)	-
Advances from (repayment to) related parties	159,488	(490,000)
Proceeds from other payable	300,000	-
Proceeds from promissory notes	715,325	-
Proceeds from public offering, net of offering costs	-	67,833,894
Proceeds from private placement	-	2,345,000

Net cash provided by (used in) financing activities	(71,584,734)	69,688,894

NET CHANGE IN CASH	(152,021)	(327,292)

CASH, BEGINNING OF YEAR	152,021	494,818

CASH, END OF YEAR	$-	$167,526

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of representative shares	$-	$10
Initial classification of ordinary shares subject to possible redemption	$-	$68,014,286
Allocation of offering costs to ordinary shares subject to possible redemption	$-	$2,933,590
Accretion of carrying value to redemption value	$-	$4,264,304
Extension funds attributable to ordinary shares subject to redemption	$679,091	$-
Subsequent remeasurement of ordinary shares subject to possible redemption	$1,333,491	$2,171,443
Accrued underwriting compensation	$-	$1,725,000

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

As of September 30, 2025, the Company has not commenced any operations. All activities through September 30, 2025 relate to the Company’s formation and the initial public offering (the “Initial Public Offering” or “IPO”). Since the Initial Public Offering, the Company’s activity has been limited to the evaluation of business combination candidates. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income and dividend income on cash and investments held in the trust account. The Company has selected December 31 as its fiscal year end.

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

Transaction costs amounted to $2,976,106, consisting of $966,000 of underwriting commissions, $1,725,000 of deferred underwriting commissions and $285,106 of other offering costs

Trust Account

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

DT CLOUD ACQUISITION CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

On January 20, 2025, the Company entered into certain Subscription Agreement (the “Subscription Agreement”) with Maius, Pubco and certain investor (the “Investor”), pursuant to which, among other things, the Investor agreed to subscribe for and purchase, and Pubco agreed to issue and sell to the Investor, 30,000 ordinary shares of Pubco, par value $0.0001 per share, at a purchase price equal to $10.00 per share in a private placement (the “Private Placement”) in connection with a financing effort related to the transactions contemplated by the Business Combination Agreement. The purchase price was paid into Escrow in accordance with the Business Combination Agreement. The closing of the Private Placement is conditioned upon, among other things, the completed or concurrent consummation of the Transactions set forth in the Business Combination Agreement. In the event, the Business Combination Agreement is terminated, the purchase price share be returned to the investor. During the nine months ended September 30, 2025, a total of $300,000 in expenses and extension loan was paid from Escrow on behalf of the Company and is presented as other payable in the unaudited balance sheet.

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

DT CLOUD ACQUISITION CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

On May 21, 2025, the Company and Maius entered into Voting Agreements with certain shareholders of the Company. Pursuant to the Voting Agreements, in the event a shareholder redeems 75% of the ordinary shares of the Company that such shareholder holds as of the dates of the Voting Agreements (the “Redemption Shares”) and foregoes the exercise of their redemption rights in connection with the remaining 25% of the ordinary shares of the Company that such shareholder holds as of the dates of the Voting Agreements (the “Non-redeemed Shares”), vote in favor of the approval of the Extension Fee Reduction, for any proposal to adjourn or postpone the applicable general meeting to a later date proposed by the Company for purposes of obtaining the approval of the Extension Fee Reduction and against any action, proposal, transaction or agreement that would reasonably be expected to result in a breach in any respect of any covenant, representation or warranty or any other obligation or agreement of the Investors in this Agreement. The Company agrees to issue to such shareholder two (2) additional rights of the Company (the “Additional SPAC Rights”) for each Non-redeemed Share for no additional consideration. The Additional SPAC Rights was determined using the quoted market price of the rights which agreed to issue to the non-redeeming third parties and determined the rights had a value of $163,022. This amount is presented as non-redemption agreement expense in the statements of operations.

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

On September 23, 2025, the Company deposited $60,000 into the Trust Account in order to extend the amount of available time to complete a business combination until August 23, 2025.

From February 2025 to September 2025, the Company using the funds held outside the Trust Account, the Company made six times deposit for an aggregate of $679,091, to the Trust Account and extended the Combination Period from February 24, 2025 to August 23, 2025.

On August 21, 2025, the Company amend the amended and restated memorandum and articles of association (the “Amended and Restated Memorandum and Articles of Association”) to extend the maximum period the Company may extend the period of time to consummate a Business Combination, on a month-to-month basis and subject to, unless having been waived, the Sponsor depositing additional funds for each one-month extension into the Trust Account, from up to eighteen times (i.e., until August 23, 2026) to up to twenty-four times (i.e., until February 23, 2027) (the “Extension Amendment”), by amending the Amended and Restated Memorandum and Articles of Association in the form set forth in Annex A of the accompanying proxy statement.

On August 21, 2025, an ordinary resolution approved at the Extraordinary General Meeting, the monthly fee (the “Monthly Extension Fee”) payable by the Sponsor and/or its designee into the Trust Account to extend the date by which the Company must consummate its initial business combination (the “Extension Fee Waiver”). The Extension Fee Waiver will become operative for the Monthly Extension Fee beginning on August 23, 2025, and the 23rd of each succeeding month until the earlier of the closing of an initial business combination or February 23, 2027.

On September 23, 2025, in connection with the vote to approve the Extension Amendment Proposal, holders of 689,033 ordinary shares of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $11.15 per share, for an aggregate redemption amount of approximately $7,669,294.

On September 29, 2025, the Company entered into certain Subscription Agreement (the “Subscription Agreement”) with Maius, Pubco and certain investor (the “Investor”), pursuant to which, among other things, the Investor agreed to subscribe for and purchase, and Pubco agreed to issue and sell to the Investor, 15,000 ordinary shares of Pubco, par value $0.0001 per share, at a purchase price equal to $10.00 per share in a private placement (the “Private Placement”) in connection with a financing effort related to the transactions contemplated by the Business Combination Agreement. The transaction would be occurred at the closing of the initial business combination.

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

DT CLOUD ACQUISITION CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

● Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2025 and December 31, 2024, the cash balance was $0 and $152,021, respectively. The Company did not have any cash equivalents as of September 30, 2025 and December 31, 2024.

● Cash and Investment held in trust account

As of September 30, 2025 and December 31, 2024, substantially all of the assets held in the Trust Account were held in money market funds investing in U.S. Treasuries. Investments in money market funds are presented on the unaudited balance sheets at fair value at the end of each reporting period. Earnings on investments held in the Trust Account are included in dividend income earned on investments held in the Trust Account in the accompanying unaudited statement of operations. The estimated fair values of investments held in Trust Account are determined using available market information. As of September 30, 2025 and December 31, 2024, the estimated fair values of investments held in Trust Account were $1,598,106 and $72,345,071, respectively.

● Ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Ordinary share subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of September 30, 2025 and December 31, 2024, 143,382 and 6,900,000 ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s unaudited balance sheets, respectively.

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

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their unaudited financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the unaudited financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2025 and December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

DT CLOUD ACQUISITION CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

● Net income per share

The Company calculates net income (loss) per share in accordance with ASC Topic 260, “Earnings per Share.” Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. Income and losses are shared pro rata between the redeemable shares and non-redeemable shares. Remeasurement associated with the redeemable shares of ordinary shares is excluded from earnings per share as the redemption value approximates fair value. The Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income (loss) per ordinary share is the same as basic income (loss) per ordinary share for the periods presented. The rights cannot be converted to ordinary shares prior to an initial Business Combination; therefore, they have been classified as anti-dilutive.

The net income (loss) per share presented in the statements of operations is based on the following:

	For the nine months ended September 30, 2025	For the nine months ended September 30, 2024
Net income	$444,595	$1,633,003

	For the three months ended September 30, 2025	For the three months ended September 30, 2024
Net income (loss)	$(242,147)	$760,262

	For the nine months ended		For the nine months ended
	September 30, 2025		September 30, 2024
	Redeemable Ordinary Share	Non-Redeemable Ordinary Share	Redeemable. Ordinary Share	Non-Redeemable Ordinary Share
Basic and diluted net income per ordinary share:
Numerators:
Allocation of net income	$293,738	$150,857	$1,200,429	$432,574
Denominators:
Weighted-average shares outstanding	4,016,929	2,063,000	5,540,146	1,996,387
Basic and diluted net income per ordinary share	$0.07	$0.07	$0.22	$0.22

	For the three months ended		For the three months ended
	September 30, 2025		September 30, 2024
	Redeemable Ordinary Share	Non-Redeemable Ordinary Share	Redeemable. Ordinary Share	Non-Redeemable Ordinary Share
Basic and diluted net income per ordinary share:
Numerators:
Allocation of net income (loss)	$(66,434)	$(175,713)	$585,274	$174,988
Denominators:
Weighted-average shares outstanding	779,989	2,063,000	6,900,000	2,063,000
Basic and diluted net income (loss) per ordinary share	$(0.09)	$(0.09)	$0.08	$0.08

DT CLOUD ACQUISITION CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

The Private Placement Units are identical to the Public Units sold in the Initial Public Offering except for certain registration rights and transfer restrictions

NOTE 5 – RELATED PARTY TRANSACTIONS

Founder Shares

In July 2022, the Company issued an aggregate of 1,725,000 founder shares (“Founder Shares”) to the initial shareholders, so that the Sponsor collectively owned 20% of the Company’s issued and outstanding shares after the Initial Public Offering for an aggregate purchase price of $25,000 (see Note 7).

Due to Related Party

As of September 30, 2025 and December 31, 2024, the Company had a temporary advance and unpaid service fees of $399,798 and $129,759 from the Sponsor, respectively. The balance is unsecured, interest-free and has no fixed terms of repayment.

Administrative Services Arrangement

An affiliate of the Sponsor will agree that, commencing from the date that the Company’s securities are first listed on NASDAQ through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company certain general and administrative services, including office space, administrative and support services, as the Company may require from time to time. The Company has agreed to pay the affiliate of the Sponsor $10,000 per month for these services commencing on the closing date of this offering for 9 months (or up to 24 months if the Company extends the Combination Period). As of September 30, 2025 and December 31, 2024, the unpaid services fees of $190,000 and $100,000, respectively included in due to related party on the unaudited balance sheets. For the nine months ended September 30, 2025 and 2024, the Company incurred $90,000 and $70,000 in fees for these services, respectively.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $300,000 of the notes may be converted upon consummation of our business combination into private units at a price of $10.00 per unit. As of September 30, 2025 and December 31, 2024, the Company has no principal amount due and owing under the Working Capital Loans.

Voting agreements

The Company entered into voting agreements with certain shareholders of the Company (the “Non-Redeeming Shareholders”), pursuant to which these shareholders agreed not to redeem a portion of their shares of Company ordinary shares (the “Non-Redeemed Shares”) in connection with the extraordinary general meeting. The Company agrees to issue to such shareholder two Additional SPAC Rights for each Non-redeemed Share. The fair value of $163,022 was determined using the quoted prices in active market of the rights.

DT CLOUD ACQUISITION CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 6 – PROMISSORY NOTE

On May 27, 2025, June 18, 2025, June 25, 2025, July 31, 2025, and September 24, 2025, the Company issued five unsecured promissory notes (the “Notes”) in an amount of $201,959, $251,327, $92,689, $90,900 and $78,450 to Maius, respectively. These Notes do not bear interest and mature upon the closing of a business combination by the Company. In the event that the Company does not complete an initial business combination by December 23, 2025 (as such deadline may be further extended), the Note shall be deemed to be terminated and no amounts will thereafter be due from the Company to the Sponsor under the Note.

As of September 30, 2025 and December 31, 2024, Maius advanced the Company an aggregate amount of $715,325 and $0, respectively.

NOTE 7 – SHAREHOLDERS’ DEFICIT

Ordinary shares

The Company is authorized to issue 500,000,000 ordinary shares at par value of $0.0001. Holders of the Company’s ordinary shares are entitled to one vote for each share.

As of September 30, 2025 and December 31, 2024, 2,063,000 and 2,063,000 Ordinary Shares were issued and outstanding excluding 143,382 and 6,900,000 shares subject to possible redemption, respectively, so that the initial shareholders will own 20% of the issued and outstanding shares after the Initial Public Offering (excluding the sale of the Private Units and assuming the initial shareholders do not purchase any Units in the Initial Public Offering). As a result of the underwriters’ full exercise of their over-allotment option on February 23, 2024, no Founder Shares are currently subject to forfeiture.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024, respectively and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	September 30, 2025	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Cash and Investments held in trust account	$1,598,106	$1,598,106	$-	$-

	December 31, 2024	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Cash and Investments held in trust account	$72,345,071	$72,345,071	$-	$-

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

DT CLOUD ACQUISITION CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Registration Rights

Pursuant to a registration rights agreement entered into on February 23, 2024, the holders of the Founder Shares, Private Placement Units (including securities contained therein), and units (including securities contained therein) that may be issued on conversion of working capital loans or extension loans (and) are entitled to registration rights pursuant to a registration rights agreement signed on the effective date of this offering requiring the Company to register such securities for resale. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company’s register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the Company completion of initial business combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The Company will bear the expenses incurred in connection with the filing of any such registration statements

Underwriter Agreement

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

On November 19, 2025, the Company issued unsecured promissory note in an amount of $70,287 to Maius. This promissory note does not bear interest and mature upon the closing of a business combination.

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

As we have entered into a definitive business combination agreement on October 22, 2024 (the “Business Combination Agreement”), which is within nine months after the closing of our initial public offering, we have been entitled to an automatic three-month extension to the original nine months from the closing of our initial public offering to consummate our initial business combination. We now have 21 months from the closing of our initial public offering to consummate our initial business combination if we extend the period of time to consummate a business combination, which may be accomplished only if our insiders or their affiliates or designees deposit additional funds into the Trust Account. We will use our reasonable best efforts to cause the our board of directors to extend the date by which we must consummate a business combination to February 23, 2027 (such period by which we must consummate a business combination, as amended, and as may be extended in accordance with the provisions of the Business Combination Agreement, the “Combination Period”), provided that our insiders or their affiliates or designees deposit additional funds into the Trust Account. From February 2025 to July 2025, the Company using the funds held outside the Trust Account, the Company made five times deposit for an aggregate of $679,091, to the Trust Account and extended the Combination Period from February 24, 2025 to August 23, 2025. On August 21, 2025, an ordinary resolution approved at the Extraordinary General Meeting, the monthly fee waiver will become operative beginning on August 23, 2025, and the 23rd of each succeeding month until the earlier of the closing of an initial business combination or February 23, 2027.

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

The foregoing description of the Sponsor Support and Lock-up Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the Sponsor Support and Lock-up Agreement, a copy of which is filed with our Current Report on Form 8-K filed with the SEC on October 23, 2024, which is incorporated by reference herein.

Going Concern Consideration

The Company initially had 9 months from the consummation of the Initial Public Offering to consummate the initial Business Combination. If the Company does not complete a Business Combination within nine months from the consummation of the Initial Public Offering, the Company will trigger an automatic winding up, dissolution and liquidation pursuant to the terms of the Amended and Restated Memorandum and Articles of Association. As a result, this has the same effect as if the Company had formally gone through a voluntary liquidation procedure under the Companies Act (As Revised) of the Cayman Islands. Accordingly, no vote would be required from our shareholders to commence such a voluntary winding up, dissolution and liquidation. However, the Company may extend the period of time to consummate a Business Combination twenty-four times (for a total of up to 33   months from the consummation of the Initial Public Offering to complete a Business Combination). If the Company is unable to consummate the Company’s initial Business Combination by February 23, 2027   (unless further extended), the Company will, as promptly as possible but not more than ten business days thereafter, redeem 100% of the Company’s outstanding public shares for a pro rata portion of the funds held in the Trust Account, including a pro rata portion of any interest earned on the funds held in the Trust Account and not necessary to pay taxes, and then seek to liquidate and dissolve. However, the Company may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of the Company’s public shareholders. In the event of dissolution and liquidation, the Company’s rights will expire and will be worthless.

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

For the nine months ended September 30, 2025, cash used in operating activities was $647,743, primarily due to net income of $444,595, as adjusted by change in operating assets and liabilities that positively affected our cash flows, including non-redemption agreement expense of $163,022 and increase in due to related party of $110,551, partially offset by dividend income earned on cash and investment held in trust account of $1,333,491, changes in operating assets and liabilities that negatively affected our cash flow, including prepaid expenses of $6,041 and accrued liabilities of $26,379.

As of September 30, 2025, we had cash in bank of $0.

On May 27, 2025, June 18, 2025, June 25, 2025, July 31, 2025, September 24, 2025 and November 19, 2025, we issued three unsecured promissory notes (the “Notes”) in an amount of $201,959, $251,327, $92,689, $90,900, $78,450 and $70,287 to Maius, respectively. These Notes do not bear interest and mature upon the closing of a business combination by the Company. In the event that the Company does not complete an initial business combination by December 23, 2025 (as such deadline may be further extended), the Note shall be deemed to be terminated and no amounts will thereafter be due from the Company to the Sponsor under the Note. As of September 30, 2025 and December 31, 2024, the Sponsor advanced the Company an aggregate amount of $715,325 and $0, respectively.

As of September 30, 2025 and December 31, 2024, we had a temporary advance and unpaid service fees of $399,798 and $129,759 from the sponsor, respectively. The balance is unsecured, interest-free and has no fixed terms of repayment.

In order to fund working capital deficiencies or finance transaction costs in connection with an initial business combination, our sponsor, officers, directors, or their affiliates may, but are not obligated to, loan us funds as may be required (“Working Capital Loan”). If we complete our initial business combination, we will repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts, but no proceeds from our trust account would be used for such repayment. Up to $300,000 of such loans may be convertible upon consummation of our business combination into private units at a price of $10.00 per unit. As of September 30, 2025 and December 31, 2024, there was no outstanding balance of the principal amount due under the Working Capital Loan.

Results of Operations

Our entire activity since inception up to September 30, 2025 related to our formation, the preparation for the initial public offering, and since the closing of the initial public offering, the search for a prospective initial business combination. We will not be generating any operating revenues until the closing and completion of our initial business combination, at the earliest. We will generate non-operating income in the form of interest income from the amount held in the Trust Account.

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

Administrative Services Agreement

On February 20, 2024, we entered into an agreement with our sponsor, pursuant to which we agreed to pay our sponsor a total of $10,000 per month for secretarial and administrative support services provided to us through the earlier of consummation of the initial business combination and our liquidation. As of September 30, 2025 and December 31, 2024, the unpaid services fees of $190,000 and $100,000, respectively included in due to related party on the balance sheet.

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

Off-Balance Sheet Arrangements

As of September 30, 2025, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this Report, our disclosure controls and procedures were not effective as of September 30, 2025, because of the identification of the material weaknesses in our internal control over financial reporting relating to (1) inadequate segregation of duties within account processes due to limited personnel, and (2) insufficient written policies and procedure for accounting, IT, financial reporting and record keeping. In light of these material weaknesses, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. GAAP. Accordingly, management believes that the financial statements included in this Report present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

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

If we fail to meet applicable continued listing requirements, Nasdaq may delist our securities from trading, in which case the liquidity and market price of our securities could decline.

On August 22, 2025, August 25, 2025 and September 25, 2025, we received deficiency letters (each a “Notice” and together, the “Notices”) from the Listing Qualifications Department of Nasdaq notifying the us that:

●	As stated in the Notice dated August 22, 2025, for the 30 consecutive business days from June 30, 2025 to August 21, 2025, the minimum Market Value of Listed Securities, as defined by Nasdaq (“MVLS”), of the Company had been below the minimum $50 million requirement for continued listing on the Nasdaq Global Market under Nasdaq Listing Rule 5450(b)(2)(A) (the “MVLS Requirement”);
●	As stated in the Notice dated August 25, 2025, the number of publicly held shares, as reported in the Company’s proxy statement filed on August 11, 2025, was below the minimum 1,100,000 Publicly Held Shares requirement for continued listing on the Nasdaq Global Market under Nasdaq Listing Rule 5450(b)(2)(B) (the “Public Shares Requirement”); and
●	As stated in the Notice dated September 25, 2025, for the 30 consecutive business days from August 8, 2025 to September 24, 2025, the minimum Market Value of Publicly Held Shares (“MVPHS”) had been below the minimum $15 million requirement for continued listing on the Nasdaq Global Market under Nasdaq Listing Rule 5450(b)(2)(C) (the “MVPHS Requirement”, and together with the MVLS Requirement and Public Shares Requirement, the “Listing Requirements”).

In relation to the MVLS Requirement, the Company has been provided a cure period of 180 calendar days, or until February 18, 2026 (“MVLS Cure Period”), regain compliance with the MVLS Requirement. To regain compliance, the MVLS must meet or exceed $50,000,000 for at least 10 consecutive business days during the MVLS Cure Period.

In relation to the Public Shares Requirement, the Company was granted 45 calendar days, from the date of the Notice (August 25, 2025), to submit a plan to regain compliance (“Plan”). Accordingly, the Company submitted to Nasdaq its plan to regain compliance on October 9, 2025. Upon Nasdaq’s acceptance of such plan, the company may be granted an extension of up to 180 calendar days form the date of the Notice (August 25, 2025) to evidence compliance.

In relation to the MVPHS Requirement, the Company has been provided a cure period of 180 calendar days, or until March 24, 2026 (“MVPHS Cure Period”, together with MVLS Cure Period, the “Cure Periods”), to regain compliance with the MVPHS Requirement. To regain compliance, the MVPHS must meet or exceed $15,000,000 for at least 10 consecutive business days during the MVPHS Cure Period

If Nasdaq does not accept the Plan or if the Company fails to regain compliance with the Listing Requirements within the respective Cure Periods, the Company’s securities will be subject to delisting. In that event, the Company may appeal such determination to a hearing panel. The Company currently awaits Nasdaq’s decision and/or comments to the Plan. The Company will also make its best efforts to regain compliance with all the Listing Requirements prior to the expiration of the Cure Periods.

If our securities are delisted by Nasdaq, our securities may be eligible for quotation on an over-the-counter quotation system or on “the pink sheets” but will lack the benefits and market efficiencies associated with a Nasdaq listing. Upon delisting, our securities would become subject to the regulations of the SEC relating to the market for penny stocks. The regulations applicable to penny stocks may severely affect market liquidity in respect of our securities and could limit the ability of shareholders to obtain accurate quotations as to the market value of and/or dispose of our securities. In such case, there can be no assurance that our securities will be again be eligible for listing on any recognized exchange.

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

These interests include, among other things:

●	The fact that immediately following the consummation of the Business Combination, the initial shareholders are expected to hold an aggregate of 1,993,000 Pubco ordinary shares on an as-converted basis, consisting of (i) 1,725,000 Pubco ordinary shares to be converted from our ordinary shares held by the initial shareholders, (ii) 234,500 Pubco ordinary shares to be converted from our ordinary shares underlying the private units held by the initial shareholders; and (iii) 33,500 Pubco ordinary shares to be converted from our ordinary shares underlying the private rights held by the initial shareholders, which in the aggregate, would represent approximately 6.8% ownership interest in the Pubco following the consummation of the Business Combination under the no redemption scenario, on an as-converted basis.

●	The fact that the Sponsor acquired 234,500 units at a price of $10.00 per private unit through private placement simultaneously with the closing of our initial public offering on February 23, 2024.

●	The fact that the initial shareholders paid an aggregate purchase price of $25,000, or approximately $0.01 per share, for 1,725,000 insider shares prior to our initial public offering, which shall be surrendered to us to exchange for a share certificate representing the same number of Pubco ordinary shares at the SPAC Merger Effective Time pursuant to the Business Combination Agreement. All of the insider shares are subject to certain transfer restrictions and could have a significantly higher value at the time of the Business Combination, which, if unrestricted and freely tradable, would be valued at approximately $20.2 million, based on the most recent closing price of our ordinary shares of $11.69 per share on October 23, 2025.

●	The fact that if the Business Combination or another business combination is not consummated by February 23, 2027 (if we extend the Combination Period which may be accomplished only if the Sponsor deposits additional funds into the Trust Account), we will cease all operations except for the purpose of winding up, redeeming 100% of our outstanding public shares for cash and, subject to the approval of its remaining shareholders and our board, liquidating and dissolving. In such event, the private units held by our initial shareholders would expire worthless. If the Business Combination is consummated, each of our outstanding ordinary share will be converted into one Pubco ordinary share. Given (i) the differential in the purchase price that the Sponsor paid for the insider shares, as compared to the price of the our ordinary shares, (ii) the differential in the purchase price that the Sponsor paid for the our private placement units as compared to the price of the public units, and (iii) the substantial number of Pubco ordinary shares that the Sponsor will receive upon conversion of the initial shares and/or our private placement units, the Sponsor may earn a positive return on their investment, even if public shareholders have a negative return on their investment.

●	The fact that the Sponsor has agreed that if we liquidate the Trust Account prior to the consummation of a business combination, it will be liable to pay debts and obligations to target businesses or vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us in excess of the net proceeds of our initial public offering not held in the Trust Account, but only to the extent necessary to ensure that such debts or obligations do not reduce the amounts in the trust account and only if such parties have not executed a waiver agreement.

●	The fact that our Sponsor, officers, directors, or their affiliates may, but are not obligated to, loan us funds as may be required (“Working Capital Loan”) to fund working capital deficiencies or finance transaction costs in connection with an initial business combination. Up to $300,000 of such Working Capital Loan may be convertible upon consummation of our business combination into private units at a price of $10.00 per unit.

●	The fact that the Business Combination Agreement provides for the continued indemnification of our current directors and officers and the continuation of directors and officers liability insurance covering our current directors and officers.

●	The fact that Maius, the Sponsor and Pubco will enter into an amendment to the Registration Rights Agreement of our company on or prior to the Closing which provides for registration rights following consummation of the Business Combination.

●	The fact that pursuant to the Business Combination Agreement, the Sponsor shall promptly provide non-interest bearing loans to us (the “Extension Loans”) for the sole purpose of extending the deadline for the consummation of our initial business combination, which shall immediately be repaid by us to the Sponsor and/or Maius (as the case may be) upon the earlier of the Closing or the expiry of the deadline for the consummation of our initial business combination.

●	The fact that in addition to these interests of the Sponsor and our officers, directors and advisors, to the fullest extent permitted by applicable laws and our memorandum and articles of association, waive certain applications of the doctrine of corporate opportunity in some circumstances where the application of any such doctrine would conflict with any fiduciary duties or contractual obligations they may have, and we will renounce any expectancy that any of our directors or officers will offer any such corporate opportunity of which he or she may become aware to us. We do not believe that the pre-existing fiduciary duties or contractual obligations of its officers and directors materially impacted its search for an acquisition target. Further, we do not believe that the waiver of the application of the corporate opportunity doctrine had any impact on its search for a potential business combination target.

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

As of September 30, 2025, we had $0 of cash held outside the Trust Account. If we are required to seek additional capital, we may need to borrow funds from the Sponsor, directors, officers, their affiliates or other third parties to operate or may be forced to liquidate. We believe that the funds available to us outside of the Trust Account, together with funds available from loans from Sponsor, its affiliates or members of our management team will be sufficient to allow us to operate for at least the period ending on February 23, 2027 if we extend the Combination Period which may be accomplished only if the Sponsor deposits additional funds into the Trust Account. However, we cannot assure you that its estimate is accurate, and the Sponsor, directors, officers and their affiliates are under no obligation to advance funds to us in such circumstances.

Our management concluded that there is substantial doubt about its ability to continue as a “going concern.”

As of September 30, 2025, we had $1,598,106 of cash and investments held in the Trust Account to be used for a business combination or to repurchase or redeem our ordinary shares in connection therewith. If we are unable to raise additional funds to alleviate liquidity needs and complete a business combination by February 23, 2027   if we extend the Combination Period which may be accomplished only if the Sponsor deposits additional funds into the Trust Account, we will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about our ability to continue as a going concern.

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

On May 21, 2025, the Company and Maius entered into Voting Agreements with the Non-Redeeming Shareholders. Pursuant to the Voting Agreements, in the event a shareholder redeems the Redemption Shares and foregoes the exercise of their redemption rights in connection with the Non-redeemed Shares, vote in favor of the approval of the Extension Fee Reduction, for any proposal to adjourn or postpone the applicable general meeting to a later date proposed by the Company for purposes of obtaining the approval of the Extension Fee Reduction and against any action, proposal, transaction or agreement that would reasonably be expected to result in a breach in any respect of any covenant, representation or warranty or any other obligation or agreement of the Investors in this Agreement. The Company agrees to issue to the Non-Redeeming Shareholders the Additional SPAC Rights for each Non-redeemed Share for no additional consideration. An aggregate of 781,879 Additional Rights were issued to the Non-Redeeming Shareholders on July 25, 2025. This issuance was made pursuant to Section 4(a)(2) of the Securities Act. No registration under the Securities Act of the Additional Rights is required for the Company’s issuance of the Additional Rights to the Non-Redeeming Shareholders solely in the manner contemplated by the Voting Agreements.

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

Date: November 26, 2025	DT Cloud Acquisition Corporation

	By:	/s/ Guojian Chen
	Name:	Guojian Chen
	Title:	Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer and Principal Financial and Accounting Officer)

